Form 10-Q
period 2021-09-30
FoxWayne Enterprises Acquisition Corp.
filed 2021-11-05
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2021, there were 5,800,000 shares of Class A common stock, par value $0.0001 per share, and 1,437,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

Form 10-Q

For The Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$25,170	$2,966
Prepaid expenses	166,621	-
Total Current Assets	191,791	2,966
Investments held in Trust Account	58,078,962	-
Deferred offering costs associated with initial public offering	-	150,176
Total Assets	$58,270,753	$153,142

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$88,175	$32,102
Accrued expenses	238,964	61,147
Due to related party	90,000	-
Franchise tax payable	127,647	740
Note payable - related party	-	40,510
Total Current Liabilities	544,786	134,499
Promissory note - related party	47,700	-
Deferred underwriting commissions	2,012,500	-
Derivative warrant liabilities	4,104,000	-
Total Liabilities	6,708,986	134,499

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 5,750,000 and -0- shares issued and outstanding at $10.10 per share at September 30, 2021 and December 31, 2020, respectively	58,075,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 50,000 and -0- shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	-
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	144	144
Additional paid-in capital	-	24,856
Accumulated deficit	(6,513,382)	(6,357)
Total Stockholders’ Equity (Deficit)	(6,513,233)	18,643
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$58,270,753	$153,142

(1)	As of December 31, 2020, this number included up to 187,500 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$347,318	$728,334
General and administrative expenses - related party	30,000	90,000
Franchise tax expense	42,881	127,785
Loss from operations	(420,199)	(946,119)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,481,500	485,000
Financing costs - derivative warrant liabilities	-	(212,494)
Income from investments held in Trust Account	1,464	3,962
Income (loss) before income tax	1,062,765	(669,651)
Income tax expense	-	-
Net income (loss)	$1,062,765	$(669,651)

Weighted average shares outstanding of Class A common stock	5,800,000	5,353,846

Basic and diluted net income (loss) per share, Class A common stock	$0.15	$(0.10)

Weighted average shares outstanding of Class B common stock	1,437,500	1,423,077

Basic and diluted net income (loss) per share, Class B common stock	$0.15	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	1,437,500	$144	$24,856	$(6,357)	$18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(157,269)	(157,269)
Balance - March 31, 2021 (unaudited)	50,000	5	1,437,500	$144	-	(6,001,000)	(6,000,851)
Net loss	-	-	-	-	-	(1,575,147)	(1,575,147)
Balance - June 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(7,576,147)	$(7,575,998)
Net income	-	-	-	-	-	1,062,765	1,062,765
Balance - September 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(6,513,382)	$(6,513,233)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(669,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(485,000)
Financing costs - derivative warrant liabilities	212,494
Income from investments held in Trust Account	(3,962)
Changes in operating assets and liabilities:
Prepaid expenses	(166,621)
Accounts payable	56,073
Accrued expenses	168,964
Due to related party	90,000
Franchise tax payable	126,907
Net cash used in operating activities	(670,796)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(40,510)
Proceeds from promissory note to related party	47,700
Proceeds received from initial public offering, gross	57,500,000
Proceeds received from private placement	2,800,000
Offering costs paid	(1,539,190)
Net cash provided by financing activities	58,768,000

Net increase in cash	22,204

Cash - beginning of the period	2,966
Cash - end of the period	$25,170

Supplemental disclosure of noncash activities:
Reversal of offering costs included in accrued expenses in prior year	$(61,147)
Reclass of deferred offering costs associated with initial public offering to additional paid-in capital	$(159,029)
Offering costs included in accrued expenses	$70,000
Issuance of Representative’s Shares at the fair value of offering costs	$500,000
Deferred underwriting commissions in connection with the initial public offering	$2,012,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 17, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On August 3, 2021, the Company executed a non-binding letter of intent with Aerami Therapeutics Holdings, LLC.

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had cash of approximately $25,000, and a working capital deficit of approximately $353,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $42,125 under the Note (Note 4). The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as a promissory note from the Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4) as may be required. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, Robb Knie, the Chief Executive Officer (CEO) of the Company loaned $100,000 to the Company. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account. As of September 30, 2021, and December 31, 2020, there was approximately $48,000 and $0 outstanding under the Promissory Note, respectively.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2— Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or for any period after that.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.2 million in additional paid-in capital and an increase of approximately $5.8 million to accumulated deficit, as well as a reclassification of 1,096,366 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 22, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $11.0 million and $12.6 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $213,000 is included in financing cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $4.0 million was charged against the carrying value of the Class A common stock subject to possible redemption. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,550,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$851,680	$211,085	$(529,032)	$(140,619)

Denominator:
Basic and diluted weighted average common stock outstanding	5,800,000	1,437,500	5,353,846	1,423,077

Basic and diluted net income (loss) per common stock	$0.15	$0.15	$(0.10)	$(0.10)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation allowance against them. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Each Unit consists of one share of Class A common stock and one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On September 30, 2020, Robb Knie, CEO, agreed to loan the Company an aggregate of up to $150,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $42,125 under the Note. The Company repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021.

On September 21, 2021, Robb Knie, CEO, loaned $100,000 to the Company. The loan was evidenced by a Promissory Note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account. As of September 30, 2021, and December 31, 2020, there was approximately $48,000 and $0 outstanding under the Promissory Note, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $143,750 ($0.025 per unit), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $287,500 ($0.025 per unit). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insiders’ discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed statement of operations. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in administrative expenses, respectively. As of September 30, 2021, $90,000 is accrued and presented as due to related party on the unaudited condensed balance sheets.

The Company’s officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee of the Company’s Board of Directors will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Huttonagreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Huttonagreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The Company recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to stockholders’ equity (deficit).

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

Note 6—Derivative Warrant Liabilities

As of September 30, 2021, the Company has 5,750,000 and 2,800,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,800,000 shares of Class A common stock outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Warrants	(3,105,000)
Class A common stock issuance costs	(3,998,225)
Plus:
Accretion of carrying value to redemption value	7,678,225
Class A common stock subject to possible redemption	$58,075,000

Note 8—Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 5,800,000 shares of Class A common stock issued or outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 1,437,500 shares of Class B common stock issued and outstanding , of which an aggregate of up to 187,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative’s Shares). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,078,962	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,760,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$1,344,000

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 22, 2021	September 30, 2021
Option term (in years)	6.50	5.81
Volatility	11.80%	8.70%
Risk-free interest rate	0.69%	1.11%
Expected dividends	0.00%	0.00%
Stock price	$9.46	$9.87

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	4,589,000
Transfer of Public Warrants to a Level 1 measurement	(3,105,000)
Change in fair value of derivative warrant liabilities	(84,000)
Derivative warrant liabilities at March 31, 2021	$1,400,000
Change in fair value of derivative warrant liabilities	448,000
Derivative warrant liabilities at June 30, 2021	$1,848,000
Change in fair value of derivative warrant liabilities	(504,000)
Derivative warrant liabilities at September 30, 2021	$1,344,000

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 19, 2021. On January 22, 2021, we consummated our Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions.

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

If we are unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, or January 22, 2022, (or up to 18 months from the consummation of the Initial Public Offering, or July 22, 2022, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $25,000 in cash and working capital deficit of approximately $353,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and loan proceeds from the Robb Knie, the Chief Executive Officer and a Director of the Company, pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and a promissory note from our Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, Robb Knie, our Chief Executive Officer (CEO) loaned $100,000 to us. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by us, and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of our trust account. As of September 30, 2021, there was approximately $48,000 outstanding under the Promissory Note.

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

Results of Operations

Our entire activity since inception up to September 30, 2021, has been in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for a Business Combination. We will not be generating any operating revenues until, at the earliest, the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $1.1 million, which consisted of change in fair value of derivative liabilities of $1.5 million, income from investment held in the Trust Account of approximately $1,000, partially offset by general and administrative expenses of approximately $347,000, general and administrative expenses to related party of $30,000 and franchise tax expense of approximately $43,000.

For the nine months ended September 30, 2021, we had net loss of approximately $670,000, which consisted of general and administrative expenses of approximately $728,000, general and administrative expenses to related party of $90,000, franchise tax expense of approximately $128,000, financing costs to derivative warrant liabilities of approximately $212,000, partially offset by change in fair value of derivative liabilities of $485,000 and income from investment held in the Trust Account of approximately $4,000.

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

We issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Huttonagreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Huttonagreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete its initial Business Combination within the Combination Period. We recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to stockholders’ equity (deficit).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $213,000 is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $4.0 million was charged against the carrying value of the Class A common stock subject to possible redemption. We classify deferred underwriting commissions as non-current liabilities since their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,550,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission[‘‘s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in our Quarterly Report on Form 10-for the quarter ended June 30, 2021, and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 21, 2021, except for the below risk factors. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We identified a material weakness in our internal control over financial reporting as of June 30, 2021, which has been remediated as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, after consultation with our independent registered public accounting firm, our management concluded that, in light of the such report, we had identified a material weakness in our internal controls over financial reporting. Such material weakness was remediated during the quarter ended September 30, 2021.

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

As a result of the material weakness we identified related to the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we believe we have remediated the material weakness. In addition, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Dated: November 4, 2021	FOXWAYNE ENTERPRISES ACQUISITION CORP.

	By:	/s/ Robb Knie
	Name:	Robb Knie
	Title:	Chief Executive Officer

