Form 10-Q/A
period 2021-09-30
FoxWayne Enterprises Acquisition Corp.
filed 2022-01-04
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 14, 2021, there were 5,800,000 shares of Class A common stock, par value $0.0001 per share, and 1,437,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to FoxWayne Enterprises Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FoxWayne Enterprises Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “Original Filing”).

On November 5, 2021, FoxWayne Enterprises Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision to Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 22, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of January 22, 2021, as initially reported as revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 21, 2021 (“Q1 Form 10-Q”) and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (iv) Note 2 to the unaudited interim financials statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A common stock included in the units of the offering as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report on Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, and inclusive of subsequent event procedures, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated January 22, 2021, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	1,437,500	$144	$24,856	$(6,357)	$18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(157,269)	(157,269)
Balance - March 31, 2021 (unaudited) (as restated)	50,000	5	1,437,500	$144	-	(6,001,000)	(6,000,851)
Net loss	-	-	-	-	-	(1,575,147)	(1,575,147)
Balance - June 30, 2021 (unaudited) (as restated)	50,000	$5	1,437,500	$144	$-	$(7,576,147)	$(7,575,998)
Net income	-	-	-	-	-	1,062,765	1,062,765
Balance - September 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(6,513,382)	$(6,513,233)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED STATEME1NTS OF CASH FLOWS

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

Note 2— Basis of Presentation and Summary of Significant Accounting Policies (restated)

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

Restatement of Previously Reported Financial Statements (restated)

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on January 28, 2021, and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Quarterly Report on Form 10-Q/A.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported IPO Balance Sheet as of January 22, 2021:

As of January 22, 2021	As Previously Restated	Adjustment	As Restated
Total assets	$59,154,441	$-	$59,154,441
Total liabilities	$7,152,727	$-	$7,152,727
Class A common stock subject to possible redemption	47,001,714	11,073,286	58,075,000
Preferred stock	-	-	-
Class A common stock	115	(110)	5
Class B common stock	144	-	144
Additional paid-in capital	5,235,803	(5,235,803)	-
Accumulated deficit	(236,061)	(5,837,374)	(6,073,435)
Total stockholders’ equity (deficit)	$5,000,001	$(11,073,287)	$(6,073,286)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$59,154,442	$(1)	$59,154,441
Shares of Class A common stock subject to possible redemption	4,653,635	1,096,365	5,750,000
Shares of Class A non-redeemable common stock	1,146,365	(1,096,365)	50,000

The impact of the restatement on the financial statements for the unaudited Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows and net income (loss).

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$58,842,230	$-	$58,842,230
Total liabilities	$6,768,081	$-	$6,768,081
Class A common stock subject to possible redemption	47,074,141	11,000,859	58,075,000
Preferred stock	-	-	-
Class A common stock	114	(109)	5
Class B common stock	144	-	144
Additional paid-in capital	5,163,376	(5,163,376)	-
Accumulated deficit	(163,626)	(5,837,374)	(6,001,000)
Total stockholders’ equity (deficit)	$5,000,008	$(11,000,859)	$(6,000,851)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$58,842,230	$-	$58,842,230
Shares of Class A common stock subject to possible redemption	4,660,806	1,089,194	5,750,000
Shares of Class A non-redeemable common stock	1,139,194	(1,089,194)	50,000

The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$47,001,714	$(47,001,714)	$-
Change in value of Class A common stock subject to possible redemption	$72,427	$(72,427)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$58,502,045	$-	$58,502,045
Total liabilities	$8,003,043	$-	$8,003,043
Class A common stock subject to possible redemption	45,498,995	12,576,005	58,075,000
Preferred stock	-	-	-
Class A common stock	130	(125)	5
Class B common stock	144	-	144
Additional paid-in capital	6,738,506	(6,738,506)	-
Accumulated deficit	(1,738,773)	(5,837,374)	(7,576,147)
Total stockholders’ equity (deficit)	$5,000,007	$(12,576,005)	$(7,575,998)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$58,502,045	$-	$58,502,045
Shares of Class A common stock subject to possible redemption	4,504,851	1,245,149	5,750,000
Shares of Class A non-redeemable common stock	1,295,149	(1,245,149)	50,000

The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$47,001,703	$(47,001,703)	$-
Change in value of Class A common stock subject to possible redemption	$(1,502,708)	$1,502,708	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted loss per common stock is presented below for the unaudited Affected Quarterly Periods:

	Loss Per Common Stock
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(157,269)	$-	$(157,269)
Weighted average shares outstanding - Class A common stock	5,800,000	(1,353,333)	4,446,667
Basic and diluted earnings per common stock - Class A common stock	$-	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B common stock	1,432,083	(38,333)	1,393,750
Basic and diluted loss per common stock - Class B common stock	$(0.11)	$0.08	$(0.03)
For three months ended June 30, 2021 (unaudited)
Net loss	$(1,575,147)	$-	$(1,575,147)
Weighted average shares outstanding - Class A common stock	5,800,000	-	5,800,000
Basic and diluted earnings per common stock - Class A common stock	$-	$(0.22)	$(0.22)
Weighted average shares outstanding - Class B common stock	1,437,500	-	1,437,500
Basic and diluted loss per common stock - Class B common stock	$(1.10)	$0.88	$(0.22)
For the six months ended June 30, 2021 (unaudited)
Net loss	$(1,732,416)	$-	$(1,732,416)
Weighted average shares outstanding - Class A common stock	5,800,000	(672,928)	5,127,072
Basic and diluted earnings per common stock - Class A common stock	$-	$(0.26)	$(0.26)
Weighted average shares outstanding - Class B common stock	1,415,746	-	1,415,746
Basic and diluted loss per common stock - Class B common stock	$(1.22)	$0.96	$(0.26)

FOXWAYNE ENTERPRISES ACQUISITION CORP.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Related Party Loans

On September 30, 2020, Robb Knie, our Chief Executive Officer, Chief Financial Officer and director, agreed to loan the Company an aggregate of up to $150,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $42,125 under the Note. The Company repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021.

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the restatement discussed in Note 2.

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

Restatement

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “Original Filing”) we are restating (i) our audited balance sheet as of January 22, 2021, as initially reported as revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 21, 2021 (“Q1 Form 10-Q”) and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 161, 2021 (collectively, the “Affected Periods”).

On November 5, 2021, we filed a Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision to Previously Reported Financial Statements, (“Note 2”) that describes a revision to our classification of its Class A common stock subject to redemption issued as part of the units sold in our initial public offering (“IPO”) on January 22, 2021. As described in Note 2, upon its IPO, we classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Our management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, we corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, we also revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

We determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate our financial statements. Instead, we revised our previously issued financial statements in Note 2 to our Q3 Form 10-Q. Although the qualitative factors that we assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, we determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it we should restate its previously issued financial statements.

Therefore, on November 24, 2021, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously reported revision to the Affected Periods should be restated to report all Class A common stock included in the units being offered as temporary equity and should no longer be relied upon. As such, we have restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the Trust Account.

After re-evaluation, our management has concluded that in light of the errors described above, a material weakness existed in our internal control over financial reporting during the Affected Periods and that our disclosure controls and procedures were not effective. For more information see Item 4 – Controls and Procedures, contained herein.

We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated January 22, 2021, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Overview

We are a blank check company incorporated in Delaware on September 17, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 2,800,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million.

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

If we are unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, or January 22, 2022, (or up to 18 months from the consummation of the Initial Public Offering, or July 22, 2022, if we extend the period of time to consummate a Business Combination) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $25,000 in cash and working capital deficit of approximately $353,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase 1,437,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), and loan proceeds from the Robb Knie, our Chief Executive Officer, Chief Financial Officer and a director of the Company, pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and a promissory note from our Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, Robb Knie, our Chief Executive Officer, Chief Financial Officer and director loaned $100,000 to us. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by us, and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to pay it outside of our Trust Account. As of September 30, 2021, there was approximately $48,000 outstanding under the Promissory Note.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern, and management has determined it may be probable that we would be unable to meet our obligations as they become due within one year raising substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 22, 2022.

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

We issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Huttonagreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Huttonagreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial Business Combination within the Combination Period. We recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to stockholders’ equity (deficit).

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, nor did we have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 4. Controls and Procedures (restated)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards

PART II - OTHER INFORMATION

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

We identified a material weakness in our internal control over financial reporting as of June 30, 2021, and as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, after consultation with our independent registered public accounting firm, our management concluded that, in light of such report, we had identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

As a result of the material weakness we identified related to the change in accounting for the Warrants and Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Dated: January 4, 2022	FOXWAYNE ENTERPRISES ACQUISITION CORP.

	By:	/s/ Robb Knie
	Name:	Robb Knie
	Title:	Chief Executive Officer

