Form 10-K
period 2021-12-31
FoxWayne Enterprises Acquisition Corp.
filed 2022-03-31
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-39891

FOXWAYNE ENTERPRISES ACQUISITION CORP.

(Exact name of registrant as specified in charter)

Delaware	85-3093926
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

1 Rockefeller Plaza, Suite 1039 New York, New York	10020
(Address of principal executive offices)	(Zip code)

(917) 284-8938

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock	FOXWU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	FOXW	The Nasdaq Stock Market LLC
Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50	FOXWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $60,610,000 based upon the closing price of the registrant’s common stock of $10.45 on The Nasdaq Capital Market as of that date.

As of March 31, 2022, 5,750,000 shares of Class A common stock, par value $0.0001, and 1,437,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“company” or “our company” “we,” “us,” “are to FoxWayne Enterprises Acquisition Corp.;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company, including, but not limited to, a private placement of equity or debt.

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans or extension loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“representative’s shares” are to the shares of our Class A common stock to be issued to the representative of the underwriters and/or its designees in connection with our initial public offering;

●	“sponsor” are to FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company, of which Robb Knie, our Chairman, Chief Executive Officer and Chief Financial Officer, is the managing member; and

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination in the healthcare or technology industries;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the healthcare and technology industry;

●	risks associated with acquiring an operating company or business in the healthcare industry;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases).

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

●	newly formed company without an operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our stockholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis;”
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by the Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial stockholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our common stock;
●	events which may result in the per-share amount held in our trust account dropping below $10.125 per public share (or $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination);
●	public share;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our common stock;
●	impact of COVID-19 and related risks;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations;
●	and those specifically related to companies in the healthcare industry.

PART I

ITEM 1. BUSINESS

Overview

FoxWayne is a blank check company incorporated as a Delaware corporation on September 17, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination or our business combination.

On January 19, 2021, FoxWayne completed its initial public offering of 5,000,000 units, raising gross proceeds of approximately $50 million. The underwriters of the initial public offering were granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 750,000 additional units to cover overallotments, if any, at $10.00 per unit, less underwriting discounts and commissions. On February 22, 2021, the underwriters exercised the overallotment option and, on February 22, 2021, the underwriters purchased 750,000 additional units, generating gross proceeds of approximately $7.5 million.

Simultaneously with the closing of the initial public offering, FoxWayne consummated the sale of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of approximately $2.5 million. Simultaneously with the closing of the sale of the overallotment units, our Sponsor purchased an additional 300,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $300,000.

Prior to the consummation of the initial public offering, neither FoxWayne, nor anyone on its behalf, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination with FoxWayne.

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

The mailing address of FoxWayne’s principal executive office is 1 Rockefeller Plaza, Suite 1039, New York, NY 10020, and its telephone number is (917) 284-8938.

Recent Developments

Loans from Our Chief Executive Officer

Effective as of January 14, 2022, our Board of Directors approved an extension of the time to consummate a business combination by an additional three-month period from January 22, 2022 to April 22, 2022, and a loan in the amount of $310,000 to us from Robb Knie, our Chief Executive Officer. A portion ($143,750) of such loan was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share Unit issued in our Initial Public Offering, for the three month extension of the time to consummate a business combination. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On January 19, 2022, our Chief Executive Officer, loaned an additional $310,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On January 25, 2022, Robb Knie, our Chief Executive Officer, loaned $150,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On February 28, 2022, Robb Knie, our Chief Executive Officer, loaned an additional $170,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

Our Management Team and Directors

Our Board of Directors is currently comprised of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

Our founder, Robb Knie, has served as the Chief Executive Officer, Chief Financial Officer and chairman of the board of directors of the Company since October 15, 2020. Mr. Knie has also served as President and Chief Executive Officer and as a director of Hoth Therapeutics, Inc. (Nasdaq: HOTH) since May 2017 and served as its principal financial and accounting officer from June 2018 until March 2019. Mr. Knie served as the President of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie has served as a board member for Nasdaq-listed companies. He has been featured on Bloomberg, The Wall Street Journal and Forbes Magazine as an Independent Equity Analyst. Mr. Knie has over 20 years of equity markets experience. Mr. Knie has been a member of the American Chemical Society, Institute of Electrical and Electronics Engineers, as well as The National Alliance for Youth Sports. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies in the healthcare industry.

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

We anticipate that we will draw significantly from our team’s experience in the healthcare and healthcare related industries in the United States. We believe the healthcare industry, particularly the life sciences and pharmaceutical services sectors, are attractive for a number of reasons:

●	Supportive macro dynamics The healthcare industry consists of sectors within the economic system providing curative therapeutics, preventive, rehabilitative, and palliative care for patients. The industry includes organizations providing those goods and services, as well as the doctors, nurses, and other healthcare employees. According to a CMS report released in December 2019, total healthcare spending in the United States grew 4.6% in 2018, reaching $3.6 trillion or $11,172 per person. The CMS report further found that national health spending accounted for 17.7% of the US Gross Domestic Product and is expected to grow at an average annual rate of 5.4% for 2019-28 and to reach $6.2 trillion by 2028. The healthcare market globally mirrors a similar trend in the United States of an increased contribution to the economy, due to the aging of the global population and other durable macro dynamics. As a disproportionate amount of overall healthcare spending is associated with diseases of aging, the aging of the global population will continue to drive increased healthcare consumption. In addition, less developed countries have gone through an unprecedented period of healthcare insurance and infrastructure expansion that has led the countries to have significantly higher contributions to the global healthcare marketplace.

●	Broad universe of potential targets The target universe of healthcare opportunities is extensive, considering healthcare’s overall contribution to the economy. A factor that further broadens the universe is the high amount of innovation occurring within healthcare. In the wake of the genomics revolution, the pace of innovation is accelerating. With the streamlining of the externalization of breakthrough science from academic institutions, particularly in the United States, as mandates shifted from protecting intellectual property to externalizing it, increasing numbers of potentially disruptive healthcare innovations exist that may be underappreciated or underfunded. Early-stage companies need capital and advisory services to reach their commercial potential.

●	Overall healthcare spending. According to the Centers for Medicare and Medicaid Services, in 2019, spending on healthcare reached 17.7% of the total GDP in the United States, and is expected to rise. With increased spending comes increased opportunities for competition and increased value in new innovations. We believe the current trajectories of healthcare spending will expose groundbreaking technologies and valuable opportunities for growth in the healthcare space.

●	Increased attention to pipeline products. According to the U.S. National Library of Medicine, in 2000, there were about 2,100 registered clinical trials. By the end of 2021, that number had increased to approximately 400,000. While many clinical trials are performed outside the United States, increased spending and attention on life science innovation are key drivers for future US growth. We believe that this increase in pipeline attention will draw investors and businesses into the healthcare industry in the coming months and years.

●	Increased risk of infectious diseases. The Coronavirus (COVID-19) pandemic, the swine flu (H1N1) pandemic of 2009, SARS outbreak of 2002, and yearly influenza seasons are only a few examples of devastating diseases that have come to the world’s attention over the last 20 years. The COVID-19 pandemic alone has taken almost 1,000,000 lives in the United States alone as of March 2022 and it is estimated that it will cost the United States at least $8 trillion over the next 10 years.

●	Increased attention to precision-based medicine. In 2015, President Obama launched the Precision Medicine Initiative; one where personalized medicine dominates, and treatment is individualized to each patient, dedicating $130 million in funding to the initiative opened the space for advances, and the demand for such approaches has only increased since its 2015 inception. Providing hope for both the rare disease and oncology spaces, precision medicine has the potential to significantly increase positive patient outcomes and treatment experiences.

●	Shift from volume-based care to value-based care. In traditional volume-based care, or fee-for-service, healthcare providers are reimbursed for the number of services ordered. In these models, neither quality of care nor necessity of individual services (tests, procedures, etc.) are considered. The recent shift to performance-based care, or a more holistic approach to treatment, maximizes cost efficiency while holding providers accountable for the quality of services they offer. This change will significantly alter the dynamics of the US healthcare system and will undoubtedly create opportunities for businesses to enter the healthcare space and make a difference in patient care.

●	Technological advances and spread of social media. Recent years have seen great advances in electronic healthcare services (e.g. electronic medical records, telehealth, awareness of mental health on social media, etc.). Combined with shifts in the methods of healthcare delivery in the United States (e.g. value-based care), there are attractive opportunities for development of flagship products or services.

Technology

Additionally, we believe that in recent years, a wide range of technological breakthroughs have accelerated and transformed industries and businesses across the world. Some of these breakthroughs include breakthroughs in cloud computing, artificial intelligence, machine learning, data analytics and cybersecurity, which have upended industries both large and small.

We also believe that the ongoing COVID-19 pandemic has accelerated digitalization. The world has been forced to adapt to a new normal where technology has become essential for communication and for both personal and business activities on a daily basis. Our management team believes that there is demand from public market investors to locate and invest in high growth technology companies, and we plan to look at a number of technology companies in addition to the biotechnology companies noted above.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve a proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve a proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers, directors and initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares owned by our sponsor, officers, directors and initial stockholders, we would need 2,185,000, or 38.0% of the 5,750,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against a proposed transaction.

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

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $42,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.125 (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.125 (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination). In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.125 per public share (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.125 per share to our public stockholders (which may be increased to $10.15 per public share if we further extend the period of time we will have to consummate an initial business combination). Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain consolidated financial statements audited and reported on by our independent registered public accountants.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We will provide stockholders with audited consolidated financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these consolidated financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have consolidated financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its consolidated financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

For the fiscal year ending December 31, 2021, we are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

You should carefully consider all of the following risk factors and all other information contained in this Report, including the consolidated financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risk Related to our Business

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Management and our Audit Committee concluded that it was appropriate to restate certain previously issued financial statements during 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our inability to properly account for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.125 or $10.15 per public share, as applicable, if we extend the period of time we will have to consummate an initial business combination, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the consummation of our initial public offering if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 in the U.S. and globally may grow or resurge and while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meeting with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.125 or $10.15 per public share, as applicable, or less in certain circumstances, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.125 or $10.15 per public share, as applicable, on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.125 or $10.15 per public share, as applicable” and other risk factors in this section.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per public share, as applicable, if we extend the period of time we will have to consummate an initial business combination, on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per public share, as applicable, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.125 or $10.15 per public share, as applicable, upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.125 or $10.15 per public share, as applicable” and other risk factors in this section.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.125 or $10.15 per public share, as applicable, if we extend the period of time we will have to consummate an initial business combination, or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.125 or $10.15 per public share, as applicable.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, and the additional funds paid for a three month extension of the time to consummate a business combination as of December 31, 2021, up to $58,218,750 was available to complete our business combination and pay related fees and expenses (which includes up to $2,012,500 for the payment of deferred underwriting commissions). We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma consolidated financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per share, as applicable, if we extend the period of time we will have to consummate an initial business combination, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per share, as applicable, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.125 or $10.15 per share, as applicable, on the redemption of their shares.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per share, as applicable, if we extend the period of time we will have to consummate an initial business combination, plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.125 or $10.15 per share, as applicable, on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.125 or $10.15 per share, as applicable, on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.125 or $10.15 per share, as applicable” and other risk factors in this section.

Because we must furnish our stockholders with target business consolidated financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These consolidated financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Relating to our Securities

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $42,000 in cash and a working capital deficiency of approximately $1.1 million (not taking into account tax obligations of approximately $0.2 million that may be paid using investment income earned in trust account). Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination, , before our mandatory liquidation date of April 22, 2022 (unless extended by us to July 22, 2022), including the Proposed Business Combination, may not be successful. Further, we may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to consummate a business combination during the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.125 or $10.15 per share, as applicable, if we extend the period of time we will have to consummate an initial business combination.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants and the additional funds paid for a three month extension of the time to consummate a business combination, in the amount of $58,218,750, will be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $50,500,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.125 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the consummation of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.125 or $10.15 per share, as applicable, if we extend the period of time we will have to consummate an initial business combination, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.125 or $10.15 per share, as applicable, on the redemption of their shares.

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

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants

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

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained

Risks Relating to our Sponsor and Management Team

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

General Risk Factors

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete the Business Combination, investments and results of operations.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. We are also subject to other U.S. laws and regulations governing export controls, as well as economic sanctions and embargoes on certain countries and persons.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

Changes in laws and policy relating to taxes may have an adverse effect on our financial condition, results of operations and cash flows. For example, the Tax Act significantly changed the U.S. federal income taxation of U.S. corporations. The Tax Act remains unclear in various respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), which have lessened or increased certain adverse impacts of the Tax Act and may continue to do so in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. On March 27, 2020, the CARES Act was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) NOL rules (as discussed above), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Code. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

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

(b) Holders

As of March 31, 2022, there were two holders of record of our Class A common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Use of Proceeds

On January 22, 2021, we consummated our initial public offering of 5,750,000 units, including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating gross proceeds of $57,500,000 million. EF Hutton, division of Benchmark Investments, LLC acted as the representative of the several underwriters in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251203) and a registration statement on Form S-1MEF. The SEC declared the registration statement on Form S-1 effective on December 9, 2020.

Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 2,800,000 private placement warrants at $1.00 per warrant, at a price of $1.00 per private placement warrant, generating gross proceeds of $2,800,000.

In connection with the initial public offering, we incurred offering costs of approximately $4.2 million (including deferred underwriting commissions of approximately $2.0 million). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, a total of $58,075,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.10 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Annual Report on Form 10-K.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

References to the “Company,” “FoxWayne Enterprises Acquisition Corp.,” “FoxWayne,” “our,” “us” or “we” refer to FoxWayne Enterprises Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company. On January 22, 2021, we consummated our initial public offering of 5,750,000 units, including 750,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 2,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million.

Upon the closing of the initial public offering and the private placement, approximately $58.1 million ($10.10 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below. As of December 31, 2021, there was approximately $58.1 million in the Trust Account.

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

If we are unable to complete a business combination within 12 months from the closing of the initial public offering, or April 22, 2022, (or up to 18 months from the consummation of the initial public offering, or July 22, 2022, if we extend the period of time to consummate a business combination) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Loans from Our Chief Executive Officer

Effective as of January 14, 2022, our Board of Directors approved an extension of the time to consummate a business combination by an additional three month period from January 22, 2022 to April 22, 2022, and a loan in the amount of $310,000 to us from Robb Knie, our Chief Executive Officer. A portion ($143,750) of such loan was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share Unit issued in our Initial Public Offering, for the three month extension of the time to consummate a business combination. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On January 19, 2022, our Chief Executive Officer, loaned an additional $310,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On January 25, 2022, Robb Knie, our Chief Executive Officer, loaned $150,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On February 28, 2022, Robb Knie, our Chief Executive Officer, loaned an additional $170,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

Subsequent Events

On March 4, 2022, by mutual agreement, the Company and all parties to the certain Agreement and Plan of Merger, dated as of December 7, 2021 (“Merger Agreement”), by and among the Company, Gotham Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of FoxWayne, Aerami Therapeutics Holdings, Inc., a Delaware corporation, and the stockholders’ representative, entered into a letter agreement to terminate the Merger Agreement. Except as otherwise set forth in the Merger Agreement, none of the parties shall have any further liability thereunder. The Merger Agreement and related agreements were previously filed with the SEC on December 7, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $42,000 in cash and working capital deficit of approximately $1.3 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase 1,437,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), and loan proceeds from the Robb Knie, our Chief Executive Officer, Chief Financial Officer and a director of the Company, pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and promissory notes from our Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, Robb Knie, our Chief Executive Officer, Chief Financial Officer and director loaned $100,000 to us. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by us, and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to pay it outside of our Trust Account. As of December 31, 2021, there was $100,000 outstanding under the Promissory Note.

Although management intends to diligently work towards identifying a target to consummate a business combination within the Combination Period, no assurance can be provided that management will be successful in identifying a target and/or consummating a business combination within the Combination Period. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. Management cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, management’s plans to raise capital and to consummate its initial business combination may not be successful. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined it may be probable the Company is unable to meet its obligations as they become due within one year raising substantial doubt about our ability to continue as a going concern. In addition, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021, has been in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for a Business Combination. We will not be generating any operating revenues until, at the earliest, the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net loss of approximately $1.0 million, which consisted of general and administrative expenses of approximately $1.6 million, general and administrative expenses to related party of $0.1 million, franchise tax expense of approximately $0.2 million, financing costs to derivative warrant liabilities of approximately $0.2 million, partially offset by change in fair value of derivative liabilities of $1.1 million and income from investment held in the Trust Account of approximately $5,000.

For the period from September 17, 2020 (inception) through December 31, 2020, we had a loss of approximately $6,000, which consisted solely of general and administrative expenses.

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

We issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Hutton agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Hutton agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial Business Combination within the Combination Period. We recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to the Class A common stock subject to possible redemption.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model, and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our consolidated balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,550,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of January 22, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

Name	Age	Position
Robb Knie	53	Chairman, Chief Executive Officer, and Chief Financial Officer
Michael Reavey	46	Director
Jeff Pavell	55	Director
Jonathan Hale Zippin	46	Director
Sundeep Agrawal	36	Director

Robb Knie, has been our Chairman, Chief Executive Officer, and Chief Financial Officer since inception. Mr. Knie has also served as President and Chief Executive Officer and as a director of Hoth Therapeutics, Inc. (Nasdaq: HOTH) since May 2017 and served as its principal financial and accounting officer from June 2018 until March 2019. Mr. Knie served as the President of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie has served as a board member for Nasdaq-listed companies. He has been featured on Bloomberg, The Wall Street Journal and Forbes Magazine as an Independent Equity Analyst. Mr. Knie has over 20 years of equity markets experience. Mr. Knie has been a member of the American Chemical Society, Institute of Electrical and Electronics Engineers, as well as The National Alliance for Youth Sports. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies in the healthcare industry.

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

Family Relationships

There are no family relationships among our directors or officers

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees, and will reimburse the sponsor for administrative services provided to us in the amount of $10,000 per month. Other than as set forth elsewhere in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, existing officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or advisors, or our or their affiliates.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reavey qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Conduct and Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months after the closing of our initial public offering (or up to 18 months from the consummation of our initial public offering if we extend the period of time to consummate a business combination).

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	The sponsor has agreed to provide us with up to $240,000 in administrative services in the amount of $10,000 per month.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months after the closing of our initial public offering (or up to 18 months from the consummation of our initial public offering if we extend the period of time to consummate a business combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (i) with respect to 50% of founder shares, for a period ending on the six-month anniversary of the date of the consummation of our initial business combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants, the warrants that may be issued upon conversion of working capital loans or extension loans and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor (as applicable) or their permitted transferees until thirty days following the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. Our directors’ and officers’ liability insurance insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

In October 2020, the Sponsor transferred 25,000 Founder Shares to each of Messrs. Reavey, Pavell, Zippin and Agrawal. Upon completion of the business combination, FoxWayne will reimburse its Sponsor, directors and officers, or any of their respective affiliates, for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing the due diligence.

Upon completion of the business combination, directors or members of FoxWayne’s management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the offer materials or proxy solicitation materials furnished to FoxWayne’s stockholders in connection with the business combination. FoxWayne has not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. Any compensation paid to FoxWayne’s officers will be determined, or recommended to the FoxWayne Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the FoxWayne Board.

FoxWayne does not intend to take any action to ensure that members of its management team maintain their positions with the combined company after the consummation of the business combination, and it is not intended that FoxWayne’s directors and officers will remain with the combined company after the business combination. FoxWayne is not party to any agreements with its directors or officers that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March [__], 2022, by:

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

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On October 15, 2020, our Sponsor purchased 1,437,500 shares of our Class B Common Stock, for an aggregate price of $25,000. In October 2020, our Sponsor transferred 25,000 Founder Shares to each of Messrs. Reavey, Pavell, Zippin and Agrawal and 180,000 Founder Shares to certain other initial stockholders. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to us by the aggregate number of Founder Shares issued. The initial stockholders agreed to forfeit up to 187,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the initial public offering (excluding the Representative’s Shares (as defined herein)). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On September 30, 2020, Robb Knie, our Chief Executive Officer, Chief Financial Officer and director, agreed to loan us an aggregate of up to $150,000 pursuant to a promissory note. This loan was non-interest bearing and payable upon the completion of the initial public offering. We borrowed $42,125 under the note. We repaid $1,615 of the outstanding note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021.

On January 19, 2022, the Company’s Chief Executive Officer, loaned an additional $310,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On January 25, 2022, the Company’s Chief Executive Officer, loaned an additional $150,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On February 28, 2022, Robb Knie, our Chief Executive Officer, loaned an additional $170,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had no borrowings under Working Capital Loans.

We may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of 18 months to complete a business combination). In order to extend the time available for us to consummate a business combination, our Sponsor or our affiliates or designees must deposit into the Trust Account $143,750 ($0.10 per public share), on or prior to the date of the applicable deadline, for each three-month extension (the “Extension Loans”). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a business combination, or, at the relevant insiders’ discretion, converted upon consummation of a business combination into additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant. Our Sponsor and our affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete a business combination.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. As of December 31, 2021, we incurred our Sponsor $120,000 of such fees which are included as accrued expenses on the consolidated balance sheets.

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

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions; however, our audit committee, pursuant to a written charter that we adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we adopted is filed as an exhibit to the registration statement relating to our initial public offering. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

	For the Year ended	For the Period from September 17, 2020 (inception) through
	December 31, 2021	December 31, 2020
Audit Fees (1)	$92,816	$69,010
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$7,210	$-
All Other Fees (4)	$-	$-
Total	$100,026	$69,010

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totalled $93,000 and $69,000, respectively.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC approximately $7,000 and $0, respectively, tax fees for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020.

(4) All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated financial statements	F-7

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to FoxWayne’s Current Report on Form 8-K filed on April 8, 2021)

3.2	Bylaws of FoxWayne Enterprises Acquisition Corp. (incorporated by reference to Exhibit 3.3 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on December 9, 2020)

4.1	Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.3	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

10.1	Letter Agreement, dated January 19, 2021, by and among the Company and its officers, its directors the Sponsor and other initial stockholders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.2	Investment Management Trust Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.3	Registration Rights Agreement, dated January 19, 2021, by and among the Company, the Sponsor and other initial stockholders. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.4	Administrative Services Agreement, dated January 19, 2021, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.5	Private Placement Warrant Purchase Agreement, dated January 19, 2021, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.7	Form of Promissory Note (Incorporated by reference to Exhibit 10.1 to FoxWayne’s Current Report on Form 8-K filed on September 27, 2021)

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Filed herewith.

† Certain of the schedules (and/or exhibits) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (and/or exhibit) will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2022.

FoxWayne Enterprises Acquisition Corp.

/s/ Robb Knie
Robb Knie
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robb Knie	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2022
Robb Knie

/s/ Michael Reavey	Director	March 31, 2022
Michael Reavey

/s/ Jeff Pavell	Director	March 31, 2022
Jeff Pavell

/s/ Jonathan Hale Zippin	Director	March 31, 2022
Jonathan Hale Zippin

/s/ Sundeep Agrawal	Director	March 31, 2022
Sundeep Agrawal

FOXWAYNE ENTERPRISES ACQUISITION CORP.

Index to Consolidated Financial Statements

Page No.

Consolidated financial statements

Report of Independent Registered Public Accounting Firm (PCAOB ID NO: 100)	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 17, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated financial statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FoxWayne Enterprises Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FoxWayne Enterprises Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from September 17, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB Number 100

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets:
Current assets:
Cash	$41,574	$2,966
Prepaid expenses	23,787	-
Total Current Assets	65,361	2,966
Investments held in Trust Account	58,080,426	-
Deferred offering costs associated with initial public offering	-	150,176
Total Assets	$58,145,787	$153,142

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$115,238	$32,102
Accrued expenses	924,014	61,147
Due to related party	132,700	-
Franchise tax payable	170,400	740
Note payable - related party	-	40,510
Total Current Liabilities	1,342,352	134,499
Promissory note - related party	100,000	-
Deferred underwriting commissions	2,012,500	-
Derivative warrant liabilities	3,505,500	-
Total Liabilities	6,960,352	134,499

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 5,750,000 and -0- shares issued and outstanding at $10.10 per share redemption value at December 31, 2021 and 2020, respectively	58,075,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 50,000 and -0- non-redeemable shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	-
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding at December 31, 2021 and 2020 (1)	144	144
Additional paid-in capital	-	24,856
Accumulated deficit	(6,889,714)	(6,357)
Total Stockholders’ Equity (Deficit)	(6,889,565)	18,643
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$58,145,787	$153,142

(1)	This number includes up to 187,500 Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From September 17, 2020 (inception) through December 31, 2020
General and administrative expenses	$1,631,877	$5,617
General and administrative expenses - related party	120,000	-
Franchise tax expense	170,538	740
Loss from operations	(1,922,415)	(6,357)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,083,500	-
Financing costs - derivative warrant liabilities	(212,494)	-
Income from investments held in Trust Account	5,426	-
Loss before income tax	(1,045,983)	(6,357)
Income tax expense	-	-
Net loss	$(1,045,983)	$(6,357)

Weighted average shares outstanding of Class A common stock	5,466,301	-

Basic and diluted net income (loss) per share, Class A common stock	$(0.15)	$-

Weighted average shares outstanding of Class B common stock	1,426,712	1,250,000

Basic and diluted net income (loss) per share, Class B common stock	$(0.15)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Year Ended December 31, 2021 And

For The Period From September 17, 2020 (inception) Through December 31, 2020

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - September 17, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(6,357)	(6,357)
Balance - December 31, 2020	-	-	1,437,500	144	24,856	(6,357)	18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(1,045,983)	(1,045,983)
Balance - December 31, 2021	50,000	$5	1,437,500	$144	$-	$(6,889,714)	$(6,889,565)

The accompanying notes are an integral part of these consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From September 17, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(1,045,983)	$(6,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,083,500)	-
Financing costs - derivative warrant liabilities	212,494	-
Income from investments held in Trust Account	(5,426)	-
Changes in operating assets and liabilities:
Prepaid expenses	(23,787)	-
Accounts payable	83,136	472
Accrued expenses	854,014	-
Due to related party	132,700	-
Franchise tax payable	169,660	740
Net cash used in operating activities	(706,692)	(5,145)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(58,075,000)	-
Net cash used in investing activities	(58,075,000)	-

Cash Flows from Financing Activities:
Repayment of promissory note to related party	(40,510)	(1,615)
Proceeds from promissory note to related party	100,000	42,125
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering, gross	57,500,000	-
Proceeds received from private placement	2,800,000	-
Offering costs paid	(1,539,190)	(57,399)
Net cash provided by financing activities	58,820,300	8,111

Net change in cash	38,608	2,966

Cash - beginning of the period	2,966	-
Cash - end of the period	$41,574	$2,966

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$31,630
Offering costs included in accrued expenses	$70,000	$61,147
Deferred underwriting commissions in connection with the initial public offering	$2,012,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

FoxWayne Enterprises Acquisition Corp. (the “Company” and “FoxWayne”) is a blank check company incorporated in Delaware on September 17, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 17, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

The Company’s sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions (see Notes 2).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $58.1 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed and Terminated Business Combination

On December 7, 2021, the Company, Gotham Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of FoxWayne (“Merger Sub”), Aerami Therapeutics Holdings, Inc., a Delaware corporation (“Aerami”), and the stockholders’ representative (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Merger Sub will be merged with and into Aerami (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Aerami surviving the Merger as a wholly owned subsidiary of FoxWayne (the “Surviving Corporation”). The Merger Agreement and related agreements were filed with the SEC on December 7, 2021. On March 4, 2022, by mutual agreement, the parties entered into a letter agreement to terminate the Merger Agreement pursuant to Section 9.1(a) thereof, as filed on a Current Report on Form 8-K on March 4, 2022. Except as otherwise set forth in the Merger Agreement, none of the parties shall have any further liability thereunder. Upon termination of the Merger Agreement, the Stockholder Support Agreement (as defined in the Merger Agreement), the Sponsor Support Agreement (as defined in the Merger Agreement) and the Parent Support Agreement (as defined in the Merger Agreement) terminated pursuant to their terms, as filed on a Current Report on Form 8-K on March 4, 2022.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2022, pursuant to Rule 477 under the Securities Act, the Company submitted a request that the Company’s Registration Statement on Form S-4 (File No. 333-262002), together with all exhibits thereto, and as subsequently amended from time to time (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2022, be voluntarily withdrawn. The Company is withdrawing the Registration Statement because it has terminated the Merger Agreement and no longer plans to consummate the business combination described in the Registration Statement. The Registration Statement has not been declared effective and the Company advises the Commission that no securities have been issued or sold under the Registration Statement.

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had cash of approximately $42,000, and a working capital deficit of approximately $1.3 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $42,125 under the Note (Note 4). The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as promissory notes from the Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4) as may be required. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, Robb Knie, the Chief Executive Officer (CEO) of the Company loaned $100,000 to the Company. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account. As of December 31, 2021 and 2020, there was $100,000 and $0 outstanding under the Promissory Note, respectively.

Effective as of January 14, 2022, the Company’s Board of Directors approved an extension of the time to consummate a business combination by an additional three month period from January 22, 2022 to April 22, 2022, and a loan in the amount of $310,000 to the Company from Robb Knie, the Company’s Chief Executive Officer. $143,750 of such loan was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share Unit issued in the Company’s Initial Public Offering, for the three-month extension of the time to consummate a business combination. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by to the Company will be forgiven except to the extent that the Company has funds available to outside of the Trust Account.

On January 19, 2022, the Company’s Chief Executive Officer, loaned an additional $310,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2022, the Company’s Chief Executive Officer, loaned an additional $150,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On February 28, 2022, Robb Knie, the Company’s Chief Executive Officer, Chief Financial Officer and director, loaned an additional $170,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

Although management intends to diligently work towards identifying a target to consummate a business combination within the Combination Period, no assurance can be provided that management will be successful in identifying a target and/or consummating a business combination within the Combination Period. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. Management cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, management’s plans to raise capital and to consummate its initial business combination may not be successful. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that it may be probable that the Company would be unable to meet its obligations as they become due within one year raising substantial doubt about the Company’s ability to continue as a going concern. The mandatory liquidation and subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2022.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying consolidated financial statements of the Company include its wholly owned subsidiary, Gotham Merger Sub, Inc., in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on the account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, franchise tax payable, and note payable-related party approximate their fair values primarily due to the short-term nature of the instruments.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model, and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $212,000 is included in financing cost - derivative warrant liabilities in the statements of operations and approximately $4.0 million was charged against the carrying value of the Class A common stock subject to possible redemption. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock, sold in the Initial Public Offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, the 5,750,000 shares of Class A common stock subject to possible redemption sold in the Initial Public Offering, at the are presented at their redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 8,550,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period From September 17, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(829,486)	$(216,497)	$-	$(6,357)

Denominator:
Basic and diluted weighted average common stock outstanding	5,466,301	1,426,712	-	1,250,000

Basic and diluted net income (loss) per common stock	$(0.15)	$(0.15)	$-	$(0.01)

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On September 30, 2020, Robb Knie, the Company’s Chief Executive Officer, Chief Financial Officer and director, agreed to loan the Company an aggregate of up to $150,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $42,125 under the Note. The Company repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021.

On September 21, 2021, Robb Knie, loaned $100,000 to the Company. The loan was evidenced by a Promissory Note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its trust account. As of December 31, 2021 and 2020, there was $100,000 million and $0 outstanding under the Promissory Note, respectively.

On January 19, 2022, Robb Knie, loaned an additional $310,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On January 25, 2022, Robb Knie, loaned an additional $150,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On February 28, 2022, Robb Knie, loaned an additional $170,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $143,750 ($0.025 per unit), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $287,500 ($0.025 per unit). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insiders’ discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. Effective as of January 14, 2022, the Company’s Board of Directors approved an extension of the time to consummate a business combination by an additional three-month period from January 22, 2022 to April 22, 2022.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. Administrative expenses were included within general and administrative expenses - related party in the statements of operations. For the year ended December 31, 2021, the Company incurred $120,000 in administrative expenses. As of December 31, 2021, $120,000 is accrued for such services and included in due to related party on the accompanying consolidated balance sheets.

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

Due to Related Party

Due to related party consists of amounts due from the Company to Sponsor primarily for administrative services and including advances from Robb Knie. As of December 31, 2021 and 2020, the Company had approximately $133,000 and $0, respectively, outstanding as presented on the consolidated balance sheets.

Note 5-Commitments and Contingencies

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Hutton agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Hutton agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The Company recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to the Class A common stock subject to possible redemption.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6-Derivative Warrant Liabilities

As of December 31, 2021, the Company has 5,750,000 and 2,800,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,800,000 shares of Class A common stock outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the consolidated balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$57,500,000
Less:
Fair value of Public Warrants at issuance	(3,105,000)
Class A common stock issuance costs	(3,998,225)
Plus:
Accretion on Class A ordinary shares to redemption value	7,678,225
Class A ordinary shares subject to possible redemption	$58,075,000

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 5,800,000 shares of Class A common stock issued or outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 1,437,500 shares of Class B common stock issued and outstanding , of which an aggregate of up to 187,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative’s Shares). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,080,426	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$2,357,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$1,148,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in February 2021.

Level 1 assets include investments in mutual funds that invest in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Subsequent to the Public Warrants being separately listed and traded, their value is based on their observable listed trading price, a Level 1 measurement.

Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants and the Public Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates.

:

	As of January 22, 2021	As of December 31, 2021
Option term (in years)	6.50	5.25
Volatility	11.80%	8.00%
Risk-free interest rate	0.69%	1.28%
Expected dividends	0.00%	0.00%
Stock price	$9.46	$9.94

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	4,589,000
Transfer of Public Warrants to a Level 1 measurement	(3,105,000)
Change in fair value of derivative warrant liabilities	(336,000)
Derivative warrant liabilities at December 31, 2021	$1,148,000

Note 10-Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and, along with the change in fair value of the warrant liabilities and related offering costs, are not currently deductible.

The income tax provision consists of the following:

	For the Year Ended December 31, 2021	For the Period From September 17, 2020 (inception) through December 31, 2020
Current
Federal	$(34,674)	$(155)
State	-	-
Deferred
Federal	(367,894)	(1,180)
State	-	-
Valuation allowance	402,568	1,335
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$369,074	$1,180
Net operating loss carryforwards	34,829	155
Total deferred tax assets	403,903	1,335
Valuation allowance	(403,903)	(1,335)
Deferred tax asset, net of allowance	$-	$-

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2021 and 2020, the valuation allowance increased by approximately $404,000 and $1,300, respectively.

As of December 31, 2021 and 2020, the Company had approximately $166,000 and $1,000, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period From September 17, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	21.8%	0.0%
Transaction costs allocated to derivative warrant liabilities	(4.3)%	0.0%
Loss upon issuance of private placement warrants	0.0%	0.0%
Change in valuation allowance	(38.6)%	(21.0)%
Income Taxes Benefit	(0.1)%	0.0%

Note 11-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the financial statements, except as noted below and in Note 4:

Withdrawal of Registration Statement

In accordance with Rule 457(p) under the Securities Act, the Company has also requested that all fees paid to the Commission in connection with the filing of the Registration Statement be credited for potential future use.

For further information see the Current Report on Form 8-K filed by the Company on March 7, 2022.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes

On January 19, 2022, the Company’s Chief Executive Officer, loaned an additional $310,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On January 25, 2022, the Company’s Chief Executive Officer, loaned an additional $150,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

On February 28, 2022, Robb Knie, our Chief Executive Officer, loaned an additional $170,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account.

