Form 10-Q
period 2022-03-31
FoxWayne Enterprises Acquisition Corp.
filed 2022-05-13
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number: 001-39891

FOXWAYNE ENTERPRISES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3093926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, Suite 1039 New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(917) 284-8938

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock	FOXWU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	FOXW	Nasdaq Capital Market
Redeemable warrants exercisable for one share of Class A common stock at an exercise price of $11.50	FOXWW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, there were 5,750,000 shares of Class A common stock, par value $0.0001 per share, and 1,437,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$26,075	$41,574
Prepaid expenses	75,364	23,787
Total Current Assets	101,439	65,361
Investments held in Trust Account	58,229,365	58,080,426
Total Assets	$58,330,804	$58,145,787

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$903,883	$115,238
Accrued expenses	-	924,014
Due to related party	163,450	132,700
Franchise tax payable	41,744	170,400
Total Current Liabilities	1,109,077	1,342,352
Promissory note - related party	730,000	100,000
Deferred underwriting commissions	2,012,500	2,012,500
Derivative warrant liabilities	598,500	3,505,500
Total Liabilities	4,450,077	6,960,352

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at $10.10 per share redemption value at March 31, 2022 and December 31, 2021	58,075,000	58,075,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 50,000 non-redeemable shares issued and outstanding at March 31, 2022 and December 31, 2021	5	5
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	144	144
Additional paid-in capital	-	-
Accumulated deficit	(4,194,422)	(6,889,714)
Total Stockholders’ Deficit	(4,194,273)	(6,889,565)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$58,330,804	$58,145,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$144,902	$187,530
General and administrative expenses - related party	30,000	30,000
Franchise tax expense	41,995	42,295
Loss from operations	(216,897)	(259,825)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,907,000	314,000
Financing costs - derivative warrant liabilities	-	(212,494)
Income from investments held in Trust Account	5,189	1,050
Income (Loss) before income tax	2,695,292	(157,269)
Income tax expense	-	-
Net income (loss)	$2,695,292	$(157,269)

Weighted average shares outstanding of Class A common stock	5,800,000	4,446,667

Basic and diluted net income (loss) per share, Class A common stock	$0.37	$(0.03)

Weighted average shares outstanding of Class B common stock	1,437,500	1,393,750

Basic and diluted net income (loss) per share, Class B common stock	$0.37	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	50,000	$5	1,437,500	$144	$-	$(6,889,714)	$(6,889,565)
Net income	-	-	-	-	-	2,695,292	2,695,292
Balance - March 31, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,194,422)	$(4,194,273)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	1,437,500	$144	$24,856	$(6,357)	$18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(157,269)	(157,269)
Balance - March 31, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(6,001,000)	$(6,000,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,695,292	$(157,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,907,000)	(314,000)
Financing costs - derivative warrant liabilities	-	212,494
Income from investments held in Trust Account	(5,189)	(1,050)
Changes in operating assets and liabilities:
Prepaid expenses	(51,577)	(460,989)
Accounts payable	788,645	306,321
Accrued expenses	(924,014)	-
Accrued expenses - related party	-	30,000
Due to related party	30,750	-
Franchise tax payable	(128,656)	41,418
Net cash used in operating activities	(501,749)	(343,075)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(143,750)	(58,075,000)
Net cash used in investing activities	(143,750)	(58,075,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(40,510)
Proceeds from promissory note to related party	630,000	-
Proceeds received from initial public offering, gross	-	57,500,000
Proceeds received from private placement	-	2,800,000
Offering costs paid	-	(1,539,190)
Net cash provided by financing activities	630,000	58,720,300

Net change in cash	(15,499)	302,225

Cash - beginning of the period	41,574	2,966
Cash - end of the period	$26,075	$305,191

Supplemental disclosure of noncash activities:
Reversal of offering costs included in accrued expenses in prior year	$-	$(61,147)
Reclass of deferred offering costs associated with initial public offering to additional paid-in capital	$-	$(159,029)
Offering costs included in accrued expenses	$-	$70,000
Issuance of Representative’s Shares at the fair value of offering costs	$-	$5
Deferred underwriting commissions in connection with the initial public offering	$-	$2,012,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 17, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

The Company’s sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which includes 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions (see Notes 5).

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective as of April 15, 2022, the Board of Directors of the Company approved an extension of the time to consummate a business combination by an additional three-month period from April 22, 2022 to July 22, 2022, and a loan in the amount of $150,000 to the Company from the Sponsor, a portion of which ($143,750) was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share unit issued in the Initial Public Offering, for the three month extension of the time to consummate a Business Combination.

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

Proposed and Terminated Business Combination

On December 7, 2021, the Company, Gotham Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of FoxWayne (“Merger Sub”), Aerami Therapeutics Holdings, Inc., a Delaware corporation (“Aerami”), and the stockholders’ representative (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Merger Sub will be merged with and into Aerami (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Aerami surviving the Merger as a wholly owned subsidiary of FoxWayne. The Merger Agreement and related agreements were filed with the SEC on December 7, 2021. On March 4, 2022, by mutual agreement, the parties entered into a letter agreement to terminate the Merger Agreement pursuant to Section 9.1(a) thereof, as filed on a Current Report on Form 8-K on March 4, 2022. Except as otherwise set forth in the Merger Agreement, none of the parties shall have any further liability thereunder. Upon termination of the Merger Agreement, the Stockholder Support Agreement (as defined in the Merger Agreement), the Sponsor Support Agreement (as defined in the Merger Agreement) and the Parent Support Agreement (as defined in the Merger Agreement) terminated pursuant to their terms, as filed on a Current Report on Form 8-K on March 4, 2022.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had cash of approximately $26,000, and a working capital deficit of approximately $1.0 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $42,125 under the Note (Note 4). The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as promissory notes from the Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4) as may be required. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022, there was $730,000 outstanding under the Promissory Note – related party included in the condensed consolidated balance sheet.

Effective as of April 15, 2022, the Board of Directors of the Company approved an extension of the time to consummate a business combination by an additional three-month period from April 22, 2022 to July 22, 2022, and a loan in the amount of $150,000 to the Company from the Sponsor, a portion of which ($143,750) was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share unit issued in the Initial Public Offering, for the three month extension of the time to consummate a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined the liquidity condition and mandatory liquidation , should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination within the Combination Period (and shareholders have not amended the Company’s amended and restated certificate of incorporation to extend such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to it to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete our business combination within the applicable time period.

The sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the sponsor, officers or directors acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete its initial business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2022.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited consolidated financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximates the carrying amounts represented in the condensed consolidated balance sheets, except for the derivative warrant liabilities (see Note 9).

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock are charged against their carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income (loss)	$2,159,958	$535,334	$(119,739)	$(37,530)

Denominator:
Basic and diluted weighted average common stock outstanding	5,800,000	1,437,500	4,446,667	1,393,750

Basic and diluted net income (loss) per common stock	$0.37	$0.37	$(0.03)	$(0.03)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits and no amounts accrued for interest and penalties at each period.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On January 22, 2021, the Company consummated its Initial Public Offering of 5,750,000 Units, which includes 750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 19, 2022, Robb Knie, loaned an additional $310,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account. As of March 31, 2022 and December 31, 2021, there was $730,000 and $100,000 outstanding under the Promissory Note, respectively.

On January 25, 2022, Robb Knie, loaned an additional $150,000 to the Company. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to us outside of the Trust Account. As of March 31, 2022 and December 31, 2021, there was $730,000 and $100,000 outstanding under the Promissory Note, respectively.

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

As of March 31, 2022 and December 31, 2021, there was $730,000 and $100,000 outstanding under the Promissory Note, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $143,750 ($0.025 per unit), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $287,500 ($0.025 per unit). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insiders’ discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. Effective as of January 14, 2022, the Company’s Board of Directors approved an extension of the time to consummate a business combination by an additional three-month period from January 22, 2022 to April 22, 2022. Effective as of April 15, 2022, the Board of Directors of the Company approved an extension of the time to consummate a business combination by an additional three-month period from April 22, 2022 to July 22, 2022, and a loan in the amount of $150,000 to the Company from the Sponsor, a portion of which ($143,750) was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share unit issued in the Initial Public Offering, for the three month extension of the time to consummate a Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. Administrative expenses were included within general and administrative expenses - related party in the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in administrative expenses, which are classified as general and administrative expenses – related party in the accompanying condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, $150,000 and $120,000 is accrued for such services, respectively, and included in due to related party on the accompanying condensed consolidated balance sheets.

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

Due to Related Party

Due to related party consists of amounts due from the Company to Sponsor primarily for administrative services and including advances from Robb Knie. As of March 31, 2022 and December 31, 2021, the Company had approximately $163,000 and $133,000 outstanding, respectively, which is presented on the condensed consolidated balance sheets.

Note 5 - Commitments and Contingencies

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company has an aggregate of 8,550,000 warrants outstanding, comprised of 5,750,000 and 2,800,000 Public Warrants and Private Placement Warrants.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,800,000 shares of Class A common stock outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Warrants	(3,105,000)
Class A common stock issuance costs	(3,998,225)
Plus:
Accretion of carrying value to redemption value	7,678,225
Class A common stock subject to possible redemption	$58,075,000

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,800,000 shares of Class A common stock issued or outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 187,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative’s Shares). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,229,365	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$402,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$196,000

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,080,426	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$2,357,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$1,148,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in February 2021.

Level 1 assets include investments in money market funds that invest in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Option term (in years)	5.31	5.25
Volatility	1.00%	8.00%
Risk-free interest rate	2.42%	1.28%
Expected dividends	0.00%	0.00%
Stock price	$10.06	$9.94

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$1,148,000
Change in fair value of derivative warrant liabilities	(952,000)
Derivative warrant liabilities at March 31, 2022	$196,000

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	4,589,000
Transfer of Public Warrants to a Level 1 measurement	(3,105,000)
Change in fair value of derivative warrant liabilities	(84,000)
Derivative warrant liabilities at March 31, 2021	$1,400,000

Note 10 - Subsequent Events

Effective as of April 15, 2022, the Board of Directors of the Company approved an extension of the time to consummate a business combination by an additional three month period from April 22, 2022 to July 22, 2022, and a loan in the amount of $150,000 to the Company from the Sponsor. A portion ($143,750) of such loan was used to fund a cash contribution to the Company trust account, in an amount equal to $0.025 for each share unit issued in its Initial Public Offering, for the three month extension of the time to consummate a Business Combination.

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review the Company did not identify any subsequent events other than noted above, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “FoxWayne Enterprises Acquisition Corp.,” “FoxWayne,” “our,” “us” or “we” refer to FoxWayne Enterprises Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company that was incorporated in Delaware on September 17, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company. On January 22, 2021, we consummated our initial public offering of 5,750,000 units, which includes 750,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 2,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million.

Upon the closing of the initial public offering and the private placement, approximately $58.1 million ($10.10 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below. As of March 31, 2022, there was approximately $58.2 million in the Trust Account.

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

If we are unable to complete a business combination by the deadline to consummate a business combination, which is currently July 22, 2022 (the “Combination Period”), (which deadline was extended from the original deadline of January 22, 2022 by an aggregate of 18 months from the consummation of the Initial Public Offering pursuant to the Company’s Second Amended and Restated Certificate of Incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Loans from Our Chief Executive Officer

Effective as of January 14, 2022, our Board of Directors approved an extension of the time to consummate a business combination by an additional three-month period from January 22, 2022 to April 22, 2022 (which was subsequently extended to July 22, 2022), and a loan in the amount of $310,000 to us from Robb Knie, our Chief Executive Officer. A portion ($143,750) of such loan was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share Unit issued in our Initial Public Offering, for the three-month extension of the time to consummate a business combination. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

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

Merger Agreement

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $26,000 in cash and working capital deficit of approximately $1.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase 1,437,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), and loan proceeds from Robb Knie, our Chief Executive Officer, Chief Financial Officer and a director of the Company, pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020, and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and promissory notes from our Chief Executive Officer. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On September 21, 2021, our Chief Executive Officer loaned $100,000 to us. The loan was evidenced by a promissory note (“Promissory Note”) which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the Promissory Note will not be repaid by us, and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to pay it outside of our Trust Account.

On January 19, 2022, our Chief Executive Officer loaned $310,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On January 25, 2022, our Chief Executive Officer loaned $150,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

On February 28, 2022, our Chief Executive Officer loaned $170,000 to us. The loan was evidenced by a promissory note which is non-interest bearing, non-convertible, and payable upon the consummation of our initial merger, share exchange, asset acquisition or other similar business combination with one or more businesses or entities. If an initial merger, share exchange, asset acquisition or other similar business combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to us outside of our Trust Account.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined the liquidity condition and mandatory liquidation , should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If the Company is unable to complete a business combination within the Combination Period (and shareholders have not amended the Company’s amended and restated certificate of incorporation to extend such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to it to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete our business combination within the applicable time period.

The sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the sponsor, officers or directors acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete its initial business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022, has been in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for a Business Combination. We will not generate any operating revenues until, at the earliest, the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $2.7 million, which consisted of a non-operating gain of approximately $2.9 million resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $5,000, partially offset by general and administrative expenses of approximately $145,000, general and administrative expenses to a related party of $30,000, and franchise tax expense of approximately $42,000.

For the three months ended March 31, 2021, we had net loss of approximately $157,000, which consisted of general and administrative expenses of approximately $188,000, general and administrative expenses to a related party of $30,000, franchise tax expense of approximately $42,000, financing costs to derivative warrant liabilities of approximately $212,000, partially offset by a change in fair value of derivative liabilities of $314,000 and investment income on the Trust Account of approximately $1,000.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s condensed consolidated financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Use of Proceeds

On January 22, 2021, we consummated our initial public offering of 5,750,000 units, which includes 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per unit, generating gross proceeds of $57,500,000 million. EF Hutton acted as the representative of the several underwriters in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251203) and a registration statement on Form S-1MEF. The SEC declared the registration statement on Form S-1 effective on December 9, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to FoxWayne’s Current Report on Form 8-K filed on April 8, 2021)

3.2	Bylaws of FoxWayne Enterprises Acquisition Corp. (incorporated by reference to Exhibit 3.3 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on December 9, 2020)

4.1	Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021)

4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.3	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

10.1	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 20, 2022)

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 26, 2022)

10.3	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 3, 2022)

10.4	Letter Agreement, dated as of March 4, 2022, by and among FoxWayne, Merger Sub, Aerami and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 4, 2022)

31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022	FOXWAYNE ENTERPRISES ACQUISITION CORP.

	By:	/s/ Robb Knie
	Name:	Robb Knie
	Title:	Chief Executive Officer

