Form 10-Q
period 2022-06-30
FoxWayne Enterprises Acquisition Corp.
filed 2022-08-10
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 1,393,678 shares of Class A common stock, par value $0.0001 per share, and 1,437,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP .

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$7,072	$41,574
Prepaid expenses	59,306	23,787
Total Current Assets	66,378	65,361
Investments held in Trust Account	58,447,230	58,080,426
Total Assets	$58,513,608	$58,145,787

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$873,845	$115,238
Accrued expenses	-	924,014
Due to related party	180,000	132,700
Franchise tax payable	118,070	170,400
Promissory note - related party	1,034,999	100,000
Total Current Liabilities	2,206,914	1,442,352
Deferred underwriting commissions	2,012,500	2,012,500
Derivative warrant liabilities	427,500	3,505,500
Total Liabilities	4,646,914	6,960,352

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at $10.15 and $10.10 per share redemption value at June 30, 2022 and December 31, 2021, respectively	58,362,500	58,075,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 50,000 non-redeemable shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	144	144
Additional paid-in capital	-	-
Accumulated deficit	(4,495,955)	(6,889,714)
Total Stockholders’ Deficit	(4,495,806)	(6,889,565)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$58,513,608	$58,145,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$157,287	$193,486	$302,189	$381,016
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Franchise tax expense	71,861	42,609	113,856	84,904
Loss from operations	(259,148)	(266,095)	(476,045)	(525,920)
Other income (expense)
Change in fair value of derivative warrant liabilities	171,000	(1,310,500)	3,078,000	(996,500)
Financing costs - derivative warrant liabilities	-	-	-	(212,494)
Income from investments held in Trust Account	74,115	1,448	79,304	2,498
Income (loss) before income tax	(14,033)	(1,575,147)	2,681,259	(1,732,416)
Income tax expense	-	-	-	-
Net (loss) income	$(14,033)	$(1,575,147)	$2,681,259	$(1,732,416)

Weighted average shares outstanding of Class A common stock	5,800,000	5,800,000	5,800,000	5,127,072

Basic and diluted net income (loss) per share, Class A common stock	$(0.00)	$(0.22)	$0.37	$(0.26)

Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500	1,415,746

Basic and diluted net income (loss) per share, Class B common stock	$(0.00)	$(0.22)	$0.37	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	50,000	$5	1,437,500	$144	$-	$(6,889,714)	$(6,889,565)
Net income	-	-	-	-	-	2,695,292	2,695,292
Balance - March 31, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,194,422)	$(4,194,273)
Accretion of Class A common stock subject to redemption amount	-	-	-	-	-	(287,500)	(287,500)
Net loss	-	-	-	-	-	(14,033)	(14,033)
Balance - June 30, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,495,955)	$(4,495,806)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	1,437,500	$144	$24,856	$(6,357)	$18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(157,269)	(157,269)
Balance - March 31, 2021 (unaudited)	50,000	5	1,437,500	144	-	(6,001,000)	(6,000,851)
Net loss	-	-	-	-	-	(1,575,147)	(1,575,147)
Balance - June 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(7,576,147)	$(7,575,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,681,259	$(1,732,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,078,000)	996,500
Financing costs - derivative warrant liabilities	-	212,494
Income from investments held in Trust Account	(79,304)	(2,498)
Changes in operating assets and liabilities:
Prepaid expenses	(35,519)	(314,081)
Accounts payable	758,607	158,175
Accrued expenses	(924,014)	-
Accrued expenses - related party	-	60,000
Due to related party	47,300	-
Franchise tax payable	(52,330)	84,026
Net cash used in operating activities	(682,001)	(537,800)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(287,500)	(58,075,000)
Net cash used in investing activities	(287,500)	(58,075,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(40,510)
Proceeds from promissory note to related party	934,999	-
Proceeds received from initial public offering, gross	-	57,500,000
Proceeds received from private placement	-	2,800,000
Offering costs paid	-	(1,539,190)
Net cash provided by financing activities	934,999	58,720,300

Net change in cash	(34,502)	107,500

Cash - beginning of the period	41,574	2,966
Cash - end of the period	$7,072	$110,466

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$287,500	$-
Reversal of offering costs included in accrued expenses in prior year	$-	$(61,147)
Reclass of deferred offering costs associated with initial public offering to additional paid-in capital	$-	$(159,029)
Offering costs included in accrued expenses	$-	$70,000
Issuance of Representative’s Shares at the fair value of offering costs	$-	$5
Deferred underwriting commissions in connection with the initial public offering	$-	$2,012,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 17, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

In the Amended and Restated Certificate of Incorporation (as amended), if a Business Combination has not been consummated within 18 months from the closing of the Initial Public Offering, or July 22, 2022, or thereafter within 18 months from the closing of the Initial Public Offering, or October 22, 2022 (the “Extended Date”), or thereafter within 24 months from the closing of the Initial Public Offering, or January 22, 2023 (the “Additional Extension Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in the case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. On July 12, 2022, at the special meeting of stockholder to approve an amendment to the Amended and Restated Certificate of Incorporation (the “Extension Amendment”), stockholders elected to redeem 4,406,322 shares of Common Stock, which represents approximately 77% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $13.6 million remain in the trust account and 1,343,678 shares of Common Stock will remain issued and outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to its Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a Business Combination for three months, from July 22, 2022 (the “Original Termination Date”) to October 22, 2022 (the “Extended Date”), and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination for three months after the Extended Date, for a total of up to six months after the Original Termination Date. At the Company’s Annual Meeting on July 12, 2022, the Company’s stockholders (i) approved the proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to (A) extend the date by which the Company has to consummate a Business Combination for three months from the Original Termination Date to the Extended Date and (B) allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination for three months after the Extended Date, for a total of up to six months after the Original Termination Date. In connection with the Amendment, the Company has agreed that it will deposit (each deposit being referred to herein as a “Deposit”) into the trust account up to $71,875 (or $0.0125 for each public share that is not redeemed) for each of the Extended Date and the Additional Extension Date, if needed by the Company to complete an initial business combination (the “Additional Contributions”). The amount of the Deposits will not bear interest and will be repayable by the Company to its Sponsor or its designees upon consummation of an initial Business Combination. The Company’s Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and the Additional Extension Date and if the Sponsor determines not to continue extending for the Extended Date and the Additional Extension Date, its obligation to make Additional Contributions will terminate.

Effective as of July 20, 2022, the Board of Directors of the Company approved an extension of the time to consummate a Business Combination by an additional three-month period from July 22, 2022 to October 22, 2022. In connection with the extension, the Company funded a cash contribution to the Trust Account in the amount of $16,796 (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the extension was approved by the Board of Directors).

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had cash of approximately $7,000 and a working capital deficit of approximately $2.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and proceeds from an officer of the Company of $42,125 under the Note (as defined in Note 4). The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as from borrowings under non-convertible promissory notes issued to affiliates of the Sponsor, including certain of the Company’s officers and directors, as described in Note 4. As of June 30, 2022 and December 31, 2021, there was approximately $1.0 and $0.1 million, respectively outstanding under such promissory notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4) as may be required. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Amendment, the Company has agreed that it will deposit (each deposit being referred to herein as a “Deposit”) into the trust account up to $71,875 (or $0.0125 for each public share that is not redeemed) for each of the Extended Date and the Additional Extension Date, if needed by the Company to complete an initial business combination (the “Additional Contributions”). The amount of the Deposits will not bear interest and will be repayable by the Company to its Sponsor or its designees upon consummation of an initial Business Combination. The Company’s Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and the Additional Extension Date and if the Sponsor determines not to continue extending for the Extended Date and the Additional Extension Date, its obligation to make Additional Contributions will terminate.

Effective as of July 20, 2022, the Board of Directors of the Company approved an extension of the time to consummate a Business Combination by an additional three-month period from July 22, 2022 to October 22, 2022. In connection with the extension, the Company funded a cash contribution to the Trust Account in the amount of $16,796 (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the extension was approved by the Board of Directors).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although management intends to diligently work towards identifying a target to consummate a Business Combination within the Combination Period, no assurance can be provided that management will be successful in identifying a target and/or consummating a Business Combination within the Combination Period. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. Management cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, management’s plans to raise capital and to consummate its initial business combination may not be successful. These liquidity conditions and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, October 22, 2022 (or January 22, 2023, if further extended). These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The reclassification has no impact on the total assets, total liabilities, stockholders’ deficit and net (loss) income for the period.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed consolidated balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 5,750,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount. Subsequent changes result from Extension Payments deposited in the Trust Account. The changes in the carrying value of the common stock, subject to possible redemption, result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(11,246)	$(2,787)	$(1,262,294)	$(312,853)

Denominator:
Basic and diluted weighted average common stock outstanding	5,800,000	1,437,500	5,800,000	1,437,500

Basic and diluted net loss per common stock	$(0.00)	$(0.00)	$(0.22)	$(0.22)

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income (loss)	$2,148,712	$532,547	$(1,357,553)	$(374,863)

Denominator:
Basic and diluted weighted average common stock outstanding	5,800,000	1,437,500	5,127,072	1,415,746

Basic and diluted net income (loss) per common stock	$0.37	$0.37	$(0.26)	$(0.26)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022, using a modified retrospective application. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On September 30, 2020, affiliates of the Sponsor, including certain of the Company’s officers and directors, agreed to loan the Company an aggregate of up to $150,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $42,125 under the Note. The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021.

Beginning in September 2021, the Company issued promissory notes to affiliates of the Sponsor, including certain of the Company’s officers and directors, to provide the Company with additional working capital or to fund Extension Payments prior to the Company completing its initial Business Combination. The promissory notes are non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial Business Combination. If a Business Combination is not consummated, the promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. As of June 30, 2022 and December 31, 2021, the Company has borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. Administrative expenses were included within general and administrative expenses - related party in the condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 in administrative expenses, which are classified as general and administrative expenses - related party in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 in administrative expenses, which are classified as general and administrative expenses - related party in the accompanying condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, $180,000 and $120,000 are accrued for such services, respectively, and included in due to related party on the accompanying condensed consolidated balance sheets.

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

Due to Related Party

Due to related party consists of amounts due from the Company to Sponsor primarily for administrative services and including advances from an officer of the Company. As of June 30, 2022 and December 31, 2021, the Company had amounts of approximately $180,000 and $133,000 outstanding, respectively, which are presented on the condensed consolidated balance sheets.

Note 5 - Commitments and Contingencies

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company has an aggregate of 8,550,000 warrants outstanding, comprised of 5,750,000 and 2,800,000 Public Warrants and Private Placement Warrants, respectively.

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,800,000 shares of Class A common stock outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$57,500,000
Less:
Fair value of Public Warrants at issuance	(3,105,000)
Class A common stock issuance costs	(3,998,225)
Plus:
Accretion on Class A common stock to redemption value	7,678,225
Class A common stock subject to possible redemption, December 31, 2021	$58,075,000
Accretion on Class A common stock to redemption value	287,500
Class A common stock subject to possible redemption, June 30, 2022	$58,362,500

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,800,000 shares of Class A common stock issued or outstanding, 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 187,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative’s Shares). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

Note 9 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,447,230	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$287,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$140,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,080,426	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$2,357,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$1,148,000

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Option term (in years)	5.32	5.25
Volatility	7.60%	8.00%
Risk-free interest rate	3.01%	1.28%
Expected dividends	0.00%	0.00%
Stock price	$10.14	$9.94

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$1,148,000
Change in fair value of derivative warrant liabilities	(952,000)
Derivative warrant liabilities at March 31, 2022	$196,000
Change in fair value of derivative warrant liabilities	(56,000)
Derivative warrant liabilities at June 30, 2022	$140,000

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	4,589,000
Transfer of Public Warrants to a Level 1 measurement	(3,105,000)
Change in fair value of derivative warrant liabilities	(84,000)
Derivative warrant liabilities at March 31, 2021	$1,400,000
Change in fair value of derivative warrant liabilities	448,000
Derivative warrant liabilities at June 30, 2021	$1,848,000

Note 10 - Subsequent Events

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

FOXWAYNE ENTERPRISES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to its Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a Business Combination for three months, from July 22, 2022 (the “Original Termination Date”) to October 22, 2022 (the “Extended Date”), and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination for three months after the Extended Date, for a total of up to six months after the Original Termination Date. At the Company’s Annual Meeting on July 12, 2022, the Company’s stockholders (i) approved the proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to (A) extend the date by which the Company has to consummate a Business Combination for three months from the Original Termination Date to the Extended Date and (B) allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination for three months after the Extended Date, for a total of up to six months after the Original Termination Date.

On July 20, 2022, stockholders holding 4,406,322 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

On July 20, 2022, the Company’s Board of Directors approved the extension (the “Extension”) of the time for the Company to consummate a business combination by an additional three-month period from July 22, 2022 to October 22, 2022 pursuant to the Company’s Second Amended and Restated Certificate of Incorporation. In connection with the Extension, the Company funded a cash contribution to the Trust Account in the amount of $16,796 (the “Deposit”) (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the Extension was approved by the Board).

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

Upon the closing of the initial public offering and the private placement, approximately $58.1 million ($10.10 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below. As of June 30, 2022, there was approximately $58.2 million in the Trust Account.

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

Effective as of April 15, 2022, our Board of Directors approved an extension of the time to consummate a Business Combination by an additional three-month period from April 22, 2022 to July 22, 2022, and a loan in the amount of $150,000 to the Company from our Sponsor, a portion of which ($143,750) was used to fund a cash contribution to the Trust Account, in an amount equal to $0.025 for each share unit issued in the Initial Public Offering, for the three month extension of the time to consummate a Business Combination.

On July 12, 2022, we held our annual meeting of stockholders (the “Annual Meeting”). At our Annual Meeting, our stockholders (i) approved a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to (A) extend the date by which the Company has to consummate a business combination for three months, from July 22, 2022 (the “Original Termination Date”) to October 22, 2022 (the “Extended Date”) and (B) allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for three months after the Extended Date, for a total of up to six months after the Original Termination Date.

On July 20, 2022, stockholders holding 4,406,322 shares of our Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

Effective as of July 20, 2022, our Board of Directors approved an extension of the time to consummate a Business Combination by an additional three-month period from July 22, 2022 to October 22, 2022. In connection with the extension, we funded a cash contribution to the Trust Account in the amount of $16,796 (the “Deposit”) (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the Extension was approved by the Board).

If we are unable to complete a Business Combination by October 22, 2022, or thereafter by January 22, 2023 (if further extended) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Loans from Our Officers & Directors

Beginning in September 2021, we issued promissory notes to affiliates of our Sponsor, including certain of the Company’s officers and directors, to provide us with additional working capital or to fund Extension Payments prior to us completing an initial Business Combination. The promissory notes are non-interest bearing, non-convertible, and payable upon the consummation of our initial Business Combination. If a Business Combination is not consummated, the promissory notes will not be repaid by the Company and all amounts owed thereunder will be forgiven except to the extent that we have funds available to us outside of the Trust Account. As of June 30, 2022 and December 31, 2021, we have borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of approximately $7,000 and a working capital deficit of approximately $2.1 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase 1,437,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”) and proceeds from an officer of the Company pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our needs liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as from borrowings under non-convertible promissory notes issued to affiliates of our Sponsor, including certain of the Company’s officers and directors. As of June 30, 2022 and December 31, 2021, we have borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

Although we intend to diligently work towards identifying a target to consummate a Business Combination within the Combination Period, no assurance can be provided that we will be successful in identifying a target and/or consummating a Business Combination within the Combination Period. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate an initial Business Combination may not be successful. These liquidity conditions and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, October 22, 2022 (or January 22, 2023, if further extended). The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2022, has been in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for a Business Combination. We will not generate any operating revenues until, at the earliest, the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net loss of approximately $14,000, which consisted of general and administrative expenses of approximately $157,000, general and administrative expenses to a related party of $30,000, and franchise tax expense of approximately $72,000, partially offset by a non-operating gain of approximately $171,000 resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $74,000.

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

For the six months ended June 30, 2022, we had net income of approximately $2.7 million, which consisted of a non-operating gain of approximately $3.1 million resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $79,000, partially offset by general and administrative expenses of approximately $302,000, general and administrative expenses to a related party of $60,000, and franchise tax expense of approximately $114,000.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to FoxWayne’s Current Report on Form 8-K filed on April 8, 2021)

3.2	Bylaws of FoxWayne Enterprises Acquisition Corp. (incorporated by reference to Exhibit 3.3 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on December 9, 2020)

4.1	Warrant Agreement, dated January 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021)

4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.3	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to FoxWayne’s Registration Statement on Form S-1 (File No. 333-251203) filed on January 8, 2021)

10.1	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 29, 2022)

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 21, 2022)

31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2022	FOXWAYNE ENTERPRISES ACQUISITION CORP.

	By:	/s/ Robb Knie
	Name:	Robb Knie
	Title:	Chief Executive Officer

