Form 10-Q
period 2022-09-30
FoxWayne Enterprises Acquisition Corp.
filed 2022-11-14
CIK 1829999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 1,393,678 shares of Class A common stock, par value $0.0001 per share, and 1,437,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

PART III

SIGNATURE		32

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FOXWAYNE ENTERPRISES ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$200,887	$41,574
Prepaid expenses	32,077	23,787
Total Current Assets	232,964	65,361
Investments held in Trust Account	13,732,320	58,080,426
Total Assets	$13,965,284	$58,145,787

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$942,260	$115,238
Accrued expenses	-	924,014
Due to related party	210,000	132,700
Franchise tax payable	144,198	170,400
Promissory note - related party	1,034,999	100,000
Total Current Liabilities	2,331,457	1,442,352
Deferred underwriting commissions	2,012,500	2,012,500
Derivative warrant liabilities	855,000	3,505,500
Total Liabilities	5,198,957	6,960,352

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,343,678 and 5,750,000 shares issued and outstanding at $10.1625 and $10.1000 per share redemption value at September 30, 2022 and December 31, 2021, respectively	13,655,128	58,075,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 50,000 non-redeemable shares issued and outstanding at September 30, 2022 and December 31, 2021	5	5
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	144	144
Additional paid-in capital	-	-
Accumulated deficit	(4,888,950)	(6,889,714)
Total Stockholders’ Deficit	(4,888,801)	(6,889,565)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$13,965,284	$58,145,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$381,436	$347,318	$683,625	$728,334
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Franchise tax expense	26,128	42,881	139,984	127,785
Loss from operations	(437,564)	(420,199)	(913,609)	(946,119)
Other income (expense)
Reimbursement for diligence costs	400,000	-	400,000	-
Change in fair value of derivative warrant liabilities	(427,500)	1,481,500	2,650,500	485,000
Financing costs - derivative warrant liabilities	-	-	-	(212,494)
Income from investments held in Trust Account	88,865	1,464	168,169	3,962
Income (loss) before income tax	(376,199)	1,062,765	2,305,060	(669,651)
Income tax expense	-	-	-	-
Net (loss) income	$(376,199)	$1,062,765	$2,305,060	$(669,651)

Weighted average shares outstanding of Class A common stock	1,968,416	5,800,000	4,508,770	5,353,846

Basic and diluted net income (loss) per share, Class A common stock	$(0.11)	$0.15	$0.39	$(0.10)

Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500	1,423,077

Basic and diluted net income (loss) per share, Class B common stock	$(0.11)	$0.15	$0.39	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	50,000	$5	1,437,500	$144	$-	$(6,889,714)	$(6,889,565)
Net income	-	-	-	-	-	2,695,292	2,695,292
Balance - March 31, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,194,422)	$(4,194,273)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(287,500)	(287,500)
Net loss	-	-	-	-	-	(14,033)	(14,033)
Balance - June 30, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,495,955)	$(4,495,806)
Increase in redemption value of Class A common stock subject to possible redemption						(16,796)	(16,796)
Net loss	-	-	-	-	-	(376,199)	(376,199)
Balance - September 30, 2022 (unaudited)	50,000	$5	1,437,500	$144	$-	$(4,888,950)	$(4,888,801)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	1,437,500	$144	$24,856	$(6,357)	$18,643
Issuance of Representative’s Shares	50,000	5	-	-	499,995	-	500,000
Excess of cash received over fair value of the private placement warrants	-	-	-	-	1,316,000	-	1,316,000
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(1,840,851)	(5,837,374)	(7,678,225)
Net loss	-	-	-	-	-	(157,269)	(157,269)
Balance - March 31, 2021 (unaudited)	50,000	5	1,437,500	$144	-	(6,001,000)	(6,000,851)
Net loss	-	-	-	-	-	(1,575,147)	(1,575,147)
Balance - June 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(7,576,147)	$(7,575,998)
Net income	-	-	-	-	-	1,062,765	1,062,765
Balance - September 30, 2021 (unaudited)	50,000	$5	1,437,500	$144	$-	$(6,513,382)	$(6,513,233)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXWAYNE ENTERPRISES ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,305,060	$(669,651)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,650,500)	(485,000)
Financing costs - derivative warrant liabilities	-	212,494
Income from investments held in Trust Account	(168,169)	(3,962)
Changes in operating assets and liabilities:
Prepaid expenses	(8,290)	(166,621)
Accounts payable	827,022	56,073
Accrued expenses	(924,014)	168,964
Due to related party	77,300	90,000
Franchise tax payable	(26,202)	126,907
Net cash used in operating activities	(567,793)	(670,796)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(304,296)	(58,075,000)
Investment income released from Trust Account to pay for taxes	96,403	-
Cash withdrawn from Trust Account for redemptions	44,724,168	-
Net cash provided by (used in) investing activities	44,516,275	(58,075,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(40,510)
Proceeds from promissory note to related party	934,999	47,700
Proceeds received from initial public offering, gross	-	57,500,000
Proceeds received from private placement	-	2,800,000
Redemption of Class A ordinary shares	(44,724,168)	-
Offering costs paid	-	(1,539,190)
Net cash (used in) provided by financing activities	(43,789,169)	58,768,000

Net change in cash	159,313	22,204

Cash - beginning of the period	41,574	2,966
Cash - end of the period	$200,887	$25,170

Supplemental disclosure of noncash activities:
Reversal of offering costs included in accrued expenses in prior year	$-	$(61,147)
Reclass of deferred offering costs associated with initial public offering to additional paid-in capital	$-	$(159,029)
Offering costs included in accrued expenses	$-	$70,000
Issuance of Representative’s Shares at the fair value of offering costs	$-	$500,000
Deferred underwriting commissions in connection with the initial public offering	$-	$2,012,500

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 17, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

The Company’s sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021, the Company consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 2,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $58.1 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (currently at $10.1625 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

At the time of the Company’s Initial Public Offering, the Sponsor and the Company’s officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company did not complete a Business Combination within 12 months from the closing of the Initial Public Offering, or January 22, 2022, (or up to 18 months from the consummation of the Initial Public Offering, or July 22, 2022, if the Company extended the period of time to consummate a Business Combination) (the “Original Combination Period”), or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Since the completion of the Initial Public Offering, as further discussed below, the Original Combination Period has been further extended, currently to January 22, 2023, and the Company has filed a proxy statement and plans to hold a special meeting of stockholders on November 30, 2022 for the purpose of considering and voting upon a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended to (i) extend the date by which the Company has to consummate a business combination for three months, from January 22, 2023 to April 22, 2023, and (ii) allow the Company, without another stockholder vote, to elect to further extend the date to consummate a business combination for an additional three months from April 22, 2023 to July 22, 2023 (the “Original Combination Period,” as previously extended or as may be further extended, is hereinafter referred to as the “Combination Period”).

In accordance with the terms of the Company’s Initial Public Offering, the Company had the right to extend the period of time to consummate an initial Business Combination up to two times from January 22, 2022, each by an additional three months (for a total of up to 18 months) by depositing into the Trust Account $143,750 (equal to $0.025 for each Public Share outstanding), on or prior to the date of the applicable deadline, for each of the available three month extensions. In January and April 2022, the Company extended the time to consummate an initial Business Combination by additional three-month periods, first from January 22, 2022 to April 2022, then again from April 22, 2022 to July 22, 2022, by depositing an amount equal to $0.025 for each share unit issued in its Initial Public Offering on each extension date.

On July 12, 2022, the Company held its 2022 annual meeting of stockholders at which stockholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to (i) extend the date by which the Company has to consummate a business combination for three months from July 22, 2022 to October 22, 2022 and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for three months after October 22, 2022, for a total of up to six months after July 22, 2022, or until January 22, 2023. On July 12, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to reflect such extended deadline. In connection with the Annual Meeting and vote to approve the Certificate of Amendment, stockholders elected to redeem 4,406,322 Public Shares. Following such redemptions, approximately $13.6 million remains in the Trust Account and 1,343,678 Public Shares remain issued and outstanding.

Subsequently, in July and October 2022, the Company extended the time to consummate an initial Business Combination by additional three-month periods, first from July 22, 2022 to October 22, 2022, then again from October 22, 2022 to January 22, 2023, by depositing the amount of $16,795.98 (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the extension of the time to consummate the business combination was approved by the Company’s board of directors).

On September 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gotham Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Clover Inc., a corporation organized under the laws of Ontario (“Clover”), and Isaac Raichyk as the stockholders’ representative pursuant to which, among other things, Clover will be continued from Ontario into Delaware (the “Continued Company”) immediately prior to the effective time of the Merger (as defined herein) and Merger Sub will be merged with and into the Continued Company (the “Merger” and together with the other transactions related thereto, the “Proposed Transactions”). Pursuant to the Merger Agreement, Clover is required to pay the Company fees to cover the Company’s transaction expenses, a portion of which has been paid and was used to fund the deposit made in October 2022 described above.

In accordance with the Certificate of Amendment, if a Business Combination has not been consummated on or prior to January 22, 2023 (the “Extended Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in the case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company has determined there is not sufficient time before January 22, 2023 for the Company to consummate an initial business combination. Accordingly, the Company’s board of directors has determined that it is in the best interests of the Company’s stockholders to further extend the date that the Company has to consummate an initial business combination. In that regard, the Company has filed a proxy statement and plans to hold a special meeting of stockholders on November 30, 2022 for the purpose of considering and voting upon a proposal to amend (the “Extension Amendment”) the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) extend the date by which the Company has to consummate a business combination for three months, from January 22, 2023 to April 22, 2023, and (ii) allow the Company, without another stockholder vote, to elect to further extend the date to consummate a business combination for an additional three months from April 22, 2023 to July 22, 2023.

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.1625 (determined as of September 30, 2022). In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.1625 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.1625 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had cash of approximately $201,000 and a working capital deficit of approximately $2.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and proceeds from an officer of the Company of $42,125 under the Note (as defined in Note 4). The Company repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as from borrowings under non-convertible promissory notes issued to affiliates of the Sponsor, including certain of the Company’s officers and directors, as described in Note 4. As of September 30, 2022 and December 31, 2021, there was approximately $1.0 million and $0.1 million, respectively outstanding under such promissory notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4) as may be required. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On October 20, 2022, the Board of Directors of the Company approved an extension of the time for the Company to consummate a Business Combination by an additional three-month period from October 22, 2022 to January 22, 2023.

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

Although management intends to diligently work towards identifying a target to consummate a Business Combination within the Combination Period, no assurance can be provided that management will be successful in identifying a target and/or consummating a Business Combination within the Combination Period. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. Management cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, management’s plans to raise capital and to consummate its initial business combination may not be successful. These liquidity conditions and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 22, 2023. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 1,343,678 and 5,750,000 shares of Class A common stock subject to possible redemption, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(217,421)	$(158,778)	$851,680	$211,085

Denominator:
Basic and diluted weighted average common stock outstanding	1,968,416	1,437,500	5,800,000	1,437,500

Basic and diluted net income (loss) per common stock	$(0.11)	$(0.11)	$0.15	$0.15

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income (loss)	$1,747,816	$557,244	$(529,032)	$(140,619)

Denominator:
Basic and diluted weighted average common stock outstanding	4,508,770	1,437,500	5,353,846	1,423,077

Basic and diluted net income (loss) per common stock	$0.39	$0.39	$(0.10)	$(0.10)

Diligence Costs

The costs of identifying and evaluating prospective acquisition candidates, performing due diligence on suitable prospective Business Combinations and structuring, negotiating and consummating the Business Combination are expensed as incurred and classified in general and administrative expenses in the condensed consolidated statements of operations. Any contractual fees or reimbursement payments received from prospective third-party acquisition candidates are recognized as other income in the condensed consolidated statements of operations, when, or as, the Company satisfies its contractual obligations with the prospective third-party acquisition candidate. The amount of other income recognized reflects the consideration the Company expects and is entitled to receive under the terms of the contract, which generally occurs upon receipt of nonrefundable payments from prospective third-party acquisition candidates.

During the three and nine months ended September 30, 2022, the Company was paid nonrefundable fees aggregating $400,000 by a prospective acquisition candidate for the purpose of reducing the Company’s diligence and other expenses incurred. The payments were recognized as other income in the condensed consolidated statements of operations.

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

On July 12, 2022, at the Company’s Annual Meeting to approve the Amendment, stockholders elected to redeem 4,406,322 Public Shares at $10.15 per share for a total of approximately $44.7 million. Following such redemptions, 1,343,678 Public Shares remain issued and outstanding, classified in Class A common stock subject to possible redemption in the Company’s condensed consolidated balance sheets.

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

Beginning in September 2021, the Company issued promissory notes to affiliates of the Sponsor, including certain of the Company’s officers and directors, to provide the Company with additional working capital or to fund Extension Payments prior to the Company completing its initial Business Combination. The promissory notes are non-interest bearing, non-convertible, and payable upon the consummation of the Company’s initial Business Combination. If a Business Combination is not consummated, the promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. As of September 30, 2022 and December 31, 2021, the Company has borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative services. Administrative expenses were included within general and administrative expenses - related party in the condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 in administrative expenses, which are classified as general and administrative expenses - related party in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 in administrative expenses, which are classified as general and administrative expenses - related party in the accompanying condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, $210,000 and $120,000 are accrued for such services, respectively, and included in due to related party on the accompanying condensed consolidated balance sheets.

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

Due to Related Party

Due to related party consists of amounts due from the Company to Sponsor primarily for administrative services and including advances from an officer of the Company. As of September 30, 2022 and December 31, 2021, the Company had amounts of approximately $210,000 and $133,000 outstanding, respectively, which are presented on the condensed consolidated balance sheets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Note 6 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company has an aggregate of 8,550,000 warrants outstanding, comprised of 5,750,000 and 2,800,000 Public Warrants and Private Placement Warrants, respectively.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On July 20, 2022, stockholders holding 4,406,322 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As of September 30, 2022 and December 31, 2021, there were 1,393,678 and 5,800,000 shares of Class A common stock outstanding, respectively, 1,343,678 and 5,750,000 shares of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$57,500,000
Less:
Fair value of Public Warrants at issuance	(3,105,000)
Class A common stock issuance costs	(3,998,225)
Plus:
Accretion on Class A common stock to redemption value	7,678,225
Class A common stock subject to possible redemption, December 31, 2021	$58,075,000
Accretion on Class A common stock subject to redemption value	304,296
Redemption of Class A ordinary shares	(44,724,168)
Class A common stock subject to possible redemption, September 30, 2022	$13,655,128

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 50,000 shares of Class A common stock issued or outstanding which are not subject to possible redemption and are classified in permanent equity in the condensed consolidated balance sheets.

Class B Common Stock - The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 187,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative’s Shares). The underwriter exercised its over-allotment option in full on January 22, 2021; thus, these 187,500 Founder Shares are no longer subject to forfeiture.

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

Note 9 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$13,732,320	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$575,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$280,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,080,426	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$2,357,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$1,148,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Option term (in years)	5.32	5.25
Volatility	9.10%	8.00%
Risk-free interest rate	4.05%	1.28%
Expected dividends	0.00%	0.00%
Stock price	$10.04	$9.94

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$1,148,000
Change in fair value of derivative warrant liabilities	(952,000)
Derivative warrant liabilities at March 31, 2022	$196,000
Change in fair value of derivative warrant liabilities	(56,000)
Derivative warrant liabilities at June 30, 2022	$140,000
Change in fair value of derivative warrant liabilities	140,000
Derivative warrant liabilities at September 30, 2022	$280,000

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	4,589,000
Transfer of Public Warrants to a Level 1 measurement	(3,105,000)
Change in fair value of derivative warrant liabilities	(84,000)
Derivative warrant liabilities at March 31, 2021	$1,400,000
Change in fair value of derivative warrant liabilities	448,000
Derivative warrant liabilities at September 30, 2021	$1,848,000
Change in fair value of derivative warrant liabilities	(504,000)
Derivative warrant liabilities at September 30, 2021	$1,344,000

Note 10 - Subsequent Events

On October 20, 2022, the Board of Directors of the Company approved an extension of the time for the Company to consummate a Business Combination by an additional three-month period from October 22, 2022 to January 22, 2023. In connection with the extension, the Company deposited $16,796 into the Trust Account (based on $0.0125 for each Public Share outstanding).

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

Our sponsor is FoxWayne Enterprises Acquisition Sponsor LLC, a Delaware limited liability company. On January 22, 2021, we consummated our initial public offering of 5,750,000 units, which includes 750,000 additional units to cover over-allotments (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $4.2 million, of which approximately $2.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated a private placement of 2,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $2.8 million.

Upon the closing of the initial public offering and the private placement, approximately $58.1 million ($10.10 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below. As of September 30, 2022, there was approximately $13.7 million in the Trust Account.

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

We will provide holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (currently at $10.1625 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

At the time of our initial public offering, our Sponsor and our officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company did not complete a Business Combination within 12 months from the closing of the Initial Public Offering, or January 22, 2022, (or up to 18 months from the consummation of the Initial Public Offering, or July 22, 2022, if the Company extended the period of time to consummate a Business Combination) (the “Original Combination Period”), or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Since the completion of the initial public offering, as further discussed below, the Original Combination Period has been further extended, currently to January 22, 2023, and the Company has filed a proxy statement and plans to hold a special meeting of stockholders on November 30, 2022 for the purpose of considering and voting upon a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended to (i) extend the date by which the Company has to consummate a business combination for three months, from January 22, 2023 to April 22, 2023, and (ii) allow the Company, without another stockholder vote, to elect to further extend the date to consummate a business combination for an additional three months from April 22, 2023 to July 22, 2023 (the “Original Combination Period,” as previously extended or as may be further extended, is hereinafter referred to as the “Combination Period”).

In accordance with the terms of our initial public offering, we may extend the period of time to consummate an initial Business Combination up to two times from January 22, 2022, each by an additional three months (for a total of up to 18 months) by depositing into the Trust Account $143,750 (equal to $0.025 for each Public Share outstanding), on or prior to the date of the applicable deadline, for each of the available three month extensions. In January and April 2022, the Company extended the time to consummate an initial Business Combination by additional three-month periods, first from January 22, 2022 to April 2022, then again from April 22, 2022 to July 22, 2022, by depositing an amount equal to $0.025 for each share unit issued in its Initial Public Offering on each extension date.

On July 12, 2022, the Company held its 2022 annual meeting of stockholders at which stockholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to (i) extend the date by which the Company has to consummate a business combination for three months from July 22, 2022 to October 22, 2022 and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for three months after October 22, 2022, for a total of up to six months after July 22, 2022, or until January 22, 2023. On July 12, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to reflect such extended deadline. In connection with the Annual Meeting and vote to approve the Certificate of Amendment, stockholders elected to redeem 4,406,322 Public Shares. Following such redemptions, approximately $13.6 million remain in the Trust Account and 1,343,678 Public Shares remain issued and outstanding.

Subsequently, in July and October 2022, the Company extended the time to consummate an initial Business Combination by additional three-month periods, first from July 22, 2022 to October 22, 2022, then again from October 22, 2022 to January 22, 2023, by depositing the amount of $16,795.98 (based on $0.0125 for each share unit issued in the Company’s initial public offering that was outstanding at the time the extension of the time to consummate the business combination was approved by the Company’s board of directors).

On September 16, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gotham Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Clover Inc., a corporation organized under the laws of Ontario (“Clover”), and Isaac Raichyk as the stockholders’ representative pursuant to which, among other things, Clover will be continued from Ontario into Delaware (the “Continued Company”) immediately prior to the effective time of the Merger (as defined herein) and Merger Sub will be merged with and into the Continued Company (the “Merger” and together with the other transactions related thereto, the “Proposed Transactions”). Pursuant to the Merger Agreement, Clover is required to pay the Company fees to cover the Company’s transaction expenses, a portion of which has been paid and was used to fund the deposit made in October 2022 described above.

On October 20, 2022, our Board of Directors approved an extension of the time for the Company to consummate a Business Combination by an additional three-month period from October 22, 2022 to January 22, 2023. In connection with the extension, the Company deposited $16,796 into the Trust Account (based on $0.0125 for each Public Share outstanding).

In accordance with the Certificate of Amendment, if a Business Combination has not been consummated on or prior to January 22, 2023 (the “Extended Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in the case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company has determined there is not sufficient time before January 22, 2023 for the Company to consummate an initial business combination. Accordingly, the Company’s board of directors has determined that it is in the best interests of the Company’s stockholders to further extend the date that the Company has to consummate an initial business combination. In that regard, the Company has filed a proxy statement and plans to hold a special meeting of stockholders on November 30, 2022 for the purpose of considering and voting upon a proposal to amend (the “Extension Amendment”) the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to (i) extend the date by which the Company has to consummate a business combination for three months, from January 22, 2023 to April 22, 2023, and (ii) allow the Company, without another stockholder vote, to elect to further extend the date to consummate a business combination for an additional three months from April 22, 2023 to July 22, 2023.

Recent Developments

Loans from Our Officers & Directors

Beginning in September 2021, we issued promissory notes to affiliates of our Sponsor, including certain of the Company’s officers and directors, to provide us with additional working capital or to fund Extension Payments prior to us completing an initial Business Combination. The promissory notes are non-interest bearing, non-convertible, and payable upon the consummation of our initial Business Combination. If a Business Combination is not consummated, the promissory notes will not be repaid by the Company and all amounts owed thereunder will be forgiven except to the extent that we have funds available to us outside of the Trust Account. As of September 30, 2022 and December 31, 2021, we have borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of approximately $201,000 and a working capital deficit of approximately $2.1 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase 1,437,500 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”) and proceeds from an officer of the Company pursuant to a promissory note (the “Note”). We repaid $1,615 of the outstanding Note balance on December 31, 2020 and repaid the remaining amount of $40,510 in full on January 26, 2021. Subsequent to the consummation of the Initial Public Offering, our needs liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account as well as from borrowings under non-convertible promissory notes issued to affiliates of our Sponsor, including certain of the Company’s officers and directors. As of September 30, 2022 and December 31, 2021, we have borrowed $1,034,999 and $100,000, respectively, under such promissory notes.

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

Although we intend to diligently work towards identifying a target to consummate a Business Combination within the Combination Period, no assurance can be provided that we will be successful in identifying a target and/or consummating a Business Combination within the Combination Period. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate an initial Business Combination may not be successful. These liquidity conditions and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 22, 2023. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2022, has been in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for a Business Combination. We will not generate any operating revenues until, at the earliest, the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net loss of approximately $376,000, which consisted of general and administrative expenses of approximately $381,000, general and administrative expenses to a related party of $30,000, franchise tax expense of approximately $26,000, and a non-operating loss of approximately $428,000 resulting from the change in fair value of derivative liabilities, partially offset by non-operating income from investments held in the Trust Account of approximately $89,000 and other income associated with payments received from a prospective acquisition candidate of $400,000.

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

For the nine months ended September 30, 2022, we had net income of approximately $2.3 million, which consisted of a non-operating gain of approximately $2.7 million resulting from the change in fair value of derivative liabilities, other income associated with payments received from a prospective acquisition candidate of $400,000 and income from investments held in the Trust Account of approximately $168,000, partially offset by general and administrative expenses of approximately $684,000, general and administrative expenses to a related party of $90,000, and franchise tax expense of approximately $140,000.

For the nine months ended September 30, 2021, we had a net loss of approximately $670,000, which consisted of general and administrative expenses of approximately $728,000, general and administrative expenses to related party of $90,000, franchise tax expense of approximately $128,000, financing costs to derivative warrant liabilities of approximately $212,000, partially offset by change in fair value of derivative liabilities of $485,000 and income from investment held in the Trust Account of approximately $4,000.

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

We issued EF Hutton (formerly Kingswood Capital Markets), division of Benchmark Investments, Inc. (“EF Hutton”), the Representative of the underwriters (the “Representative”), and/or its designees, 50,000 shares of Class A common stock (the “Representative’s Shares”) upon the consummation of the Initial Public Offering. EF Hutton agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, EF Hutton agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial Business Combination within the Extended Combination Period. We recorded the fair value of the 50,000 Representative Shares, $500,000, charged as an offering cost to the Class A common stock subject to possible redemption.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.

Under the current rules and regulations of the Securities and Exchange Commission (the “SEC”) we are not deemed an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, in March 2022, the SEC proposed new rules for SPACs and if, and when, such rules are adopted, if we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate.

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The Company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. Although we entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our initial public offering, there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

Currently, the funds in our trust account are held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

On or immediately prior to the 24 month anniversary of the effective date of our registration statement relating to our initial public offering, we intend to review and assess our primary line of business and the value of our investment securities as compared to the value of our total assets to determine whether we may be deemed an investment company. The longer that the funds in the trust account are held in money market funds, there is a greater risk that we may be considered an unregistered investment company. In the event we are deemed an investment company under the Investment Company Act, whether based upon our activities, the investment of our funds, or as a result of the Proposed Rules being adopted by the SEC, we may determine that we are required to liquidate the money market funds held in our trust account and may thereafter hold all funds in our trust account in cash until the earlier of consummation of our business combination or liquidation. As a result, if we were to switch all funds to cash, we will likely receive minimal interest, if any, on the funds held in our trust account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

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

On July 12, 2022, the Company held its 2022 annual meeting of stockholders at which stockholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation to (i) extend the date by which the Company has to consummate a business combination for three months from July 22, 2022 to October 22, 2022 and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for three months after October 22, 2022, for a total of up to six months after July 22, 2022, or until January 22, 2023. In connection with the annual meeting and vote to approve the Certificate of Amendment, stockholders elected to redeem 4,406,322 Public Shares. Following such redemptions, approximately $13.6 million remains in the Trust Account.

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

Dated: November 14, 2022	FOXWAYNE ENTERPRISES ACQUISITION CORP.

	By:	/s/ Robb Knie
	Name:	Robb Knie
	Title:	Chief Executive Officer

